Form 10-Q
period 2017-06-30
USCF Funds Trust
filed 2017-09-11
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes ☒   No

The number of shares outstanding of each series of the registrant as of September 6, 2017 are included in the table below:

Number of Outstanding Shares as of September 6, 2017
United States 3x Oil Fund	100,040
United States 3x Short Oil Fund	100,040
Total	200,080

USCF Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition as of June 30, 2017 (Unaudited)	2

Notes to the Condensed Statements of Financial Condition for the period ended June 30, 2017 (Unaudited)	7

USCF FUNDS TRUST - UNITED STATES 3x SHORT OIL FUND

CONDENSED STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2017 (UNAUDITED)

Assets
Cash	$1,000

Capital
Sponsor	$1,000

The accompanying notes are an integral part of the Condensed Statement of Financial Condition.

2

USCF FUNDS TRUST - UNITED STATES 3x OIL FUND

CONDENSED STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2017 (UNAUDITED)

Assets
Cash	$1,000

Capital
Sponsor	$1,000

The accompanying notes are an integral part of the Condensed Statement of Financial Condition.

USCF FUNDS TRUST - REX S&P MLP INVERSE FUND

CONDENSED STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2017 (UNAUDITED)

Assets
Cash	$1,000

Capital
Sponsor	$1,000

The accompanying notes are an integral part of the Condensed Statement of Financial Condition.

4

USCF FUNDS TRUST - REX S&P MLP FUND

CONDENSED STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2017 (UNAUDITED)

Assets
Cash	$1,000

Capital
Sponsor	$1,000

The accompanying notes are an integral part of the Condensed Statement of Financial Condition.

USCF FUNDS TRUST

CONDENSED STATEMENT OF FINANCIAL CONDITION

JUNE 30, 2017 (UNAUDITED)

Assets
Cash	$4,000

Capital
Sponsor	$4,000

The accompanying notes are an integral part of the Condensed Statement of Financial Condition.

6

USCF FUNDS TRUST

NOTES TO THE CONDENSED STATEMENTS OF FINANCIAL CONDITION

FOR THE PERIOD ENDED JUNE 30, 2017 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. The Trust contains four Funds within the series; REX S&P MLP Fund (“RMLP”), REX S&P MLP Inverse Fund (“MLPD”), United States 3x Oil Fund (“USOU”) and United States 3x Short Oil Fund (“USOD”) (each series, a “Fund” and collectively, the “Funds”). RMLP and MLPD are commodity pools that are expected to issue shares that would be purchased and sold on an exchange. USOU and USOD are commodity pools that continuously issues common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE”). The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Sponsor shall have the power and authority to establish and designate one or more series, or funds, and to issue shares thereof, from time to time as it deems necessary or desirable. The Sponsor shall have the exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust will exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Fund will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Each Fund is separate from all other Funds created as series of the Trust in respect of the assets and liabilities allocated to that Fund and each Fund represents a separate investment portfolio of the Trust. Separate and distinct records must be maintained for each Fund and the assets associated with a Fund shall be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Fund.

The Trustee is not affiliated with the Sponsor. The Trustee will accept legal service of process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust are limited to its express obligations under the Trust Agreement and the Trustee does not owe any other duties to the Trust, the Sponsor or the shareholders of the Fund.

The Sponsor, is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds” and are also commodity pools. In addition, the Funds are currently in registration and have not commenced operations and are not included in the Related Public Funds.

The following summary of significant accounting policies will be followed by the Trust and the Funds once operations commence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each series of the Trust is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. The Funds earn income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Funds are taxed in a manner similar to a limited partnership. The Funds are not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

Creations and Redemptions

“Authorized Participants,” institutional firms that can purchase or redeem shares in blocks of 50,000 shares called “baskets” through the Fund’s marketing agent, may purchase or redeem baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE on the day the order is placed.

The Funds receive or pay the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in the Funds’ condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

For USOU or USOD, Authorized Participants will pay a transaction fee equal to 0.04% of total NAV of baskets to the Fund for each order placed to create or redeem one or more baskets. For RMLP or MLPD, Authorized Participants will pay a transaction fee equal to 0.02% of total NAV of baskets to the Fund for each order placed to create or redeem one or more baskets.

Trust Capital and Allocation of Income and Losses

The Trust is a treated as partnership for tax purposes. Profit or loss shall be allocated among the partners of the Fund in proportion to the number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Calculation of Per Share NAV

RMLP and MLPD Funds’ per share NAV will be calculated on each exchange trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of shares issued and outstanding. Each Fund will use the closing prices on the relevant futures exchanges of the applicable Benchmark Futures Contracts (as defined in Note 3 below) that at any given time make up the applicable index (determined at the earlier of the close of such exchange or 4:00 p.m. New York time) for the contracts traded on the futures exchanges, but calculates or determines the value of all other investments of the Funds using market quotations, if available, or other information customarily used to determine the fair value of such investments.

USOU and USOD Funds’ per share NAV is calculated on each NYSE trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. The Funds use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period.

Offering Costs

Offering costs incurred in connection with the registration of additional shares after the initial registration of shares are borne by each respective Fund. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds, overnight deposits and obligations of the United States with an original maturity of less than six months.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - TRUST SERIES

The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD, representing an initial contribution of capital to the Trust for each series. As of June 30, 2017, each of the Funds were in registration and had not commenced operations. Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund and deemed an initial contribution of capital to each respective Fund. In connection with the planned commencement of trading for the Fund under the Funds ticker the initial offering of shares, USCF will receive 40 Sponsor Shares of each respective Fund in exchange for the previously received capital contribution, representing a beneficial ownership interest in each respective Fund.

Investment Objective of the Funds

RMLP

RMLP’s shares will trade on a to be determined exchange. The investment objective of RMLP is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the S&P MLP Total Return Index Futures (the “Benchmark Futures Contract”), less RMLP’s expenses and distributions made by RMLP. The S&P MLP Total Return Index (the “Index”) is designed to measure the total return performance of leading master limited partnerships (“MLPs”) and publicly traded limited liability companies (“LLCs”), which have a similar legal structure to MLPs and share the same tax benefits, that trade on major U.S. exchanges. As the vast majority of traded partnerships have operations in the oil and gas industries, the Index focuses on companies in the Global Industry Classification Standard’s (“GICS®”) Energy Sector and the GICS Gas Utilities Industry. The Index is owned, maintained, calculated, and published by S&P Dow Jones Indices, LLC (the “Index Sponsor”).

MLPD

MLPD’s shares will trade on a to be determined exchange. The investment objective of MLPD is for the daily changes in percentage terms of its shares’ per share NAV to reflect the inverse of the daily changes in percentage terms of the Benchmark Futures Contract, less MLPD’s expenses. MLPD seeks a return that is -100% of the return of the Benchmark Futures Contract for a single day. MLPD should not be expected to provide 100% of the inverse of the cumulative return for the Benchmark Futures Contract for periods greater than a day. The Index is designed to measure the total return performance of leading MLPs and publicly traded LLCs, which have a similar legal structure to MLPs and share the same tax benefits, that trade on major U.S. exchanges. As the vast majority of traded partnerships have operations in the oil and gas industries, the Index focuses on companies in the Global Industry Classification Standard’s (“GICS®”) Energy Sector and the GICS Gas Utilities Industry. The Index is owned, maintained, calculated, and published by the Index Sponsor.

Each of these Funds will seek to achieve its investment objective by primarily investing in Benchmark Futures Contracts. If constrained by regulatory requirements or in view of market conditions, each Fund will invest next in other exchange-traded futures contracts and options contracts, if available, based on the Index, other MLP indices or individual MLPs. If constrained by regulatory requirements or in view of market conditions, each of the Funds will invest next in over the counter (“OTC”) swaps on the Index, other MLP indices or individual MLPs. Other exchange-traded futures contracts, options contracts and OTC swaps based on the Index, other MLP indices or individual MLPs are collectively referred to as “Related Investments,” and together with Benchmark Futures Contracts, the “MLP Interests.”

USOU

USOU’s shares will trade on the NYSE. The investment objective of the Fund will be for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less the Fund’s expenses. To achieve this objective, USCF will endeavor to have the notional value of the Fund’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of the Fund’s NAV. The Fund will seek a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day.

The pursuit of daily leveraged investment goals means that the return of the Fund for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of the Fund is the product of the series of each trading day’s daily returns.

USOD

USOD’s shares will trade on the NYSE. The investment objective of the Fund will be for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less the Fund’s expenses. To achieve this objective, USCF will endeavor to have the notional value of the Fund’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of the Fund’s NAV. The Fund will seek a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day.

The pursuit of daily inverse leveraged investment goals means that the return of the Fund for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of the Fund is the product of the series of each trading day’s daily returns.

NOTE 4 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of each Fund in accordance with the objectives and policies of the Fund. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds. For these services, each Fund is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75%, 0.75%, 1.35% and 1.65%, respectively for RMLP, MLPD, USOU and USOD per annum of average daily total net assets.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services to the Trust, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

The Funds pay (a) the Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLPshares, LLC, as may be disclosed from time to time.

Independent Directors’ and Officers’ Expenses

The Sponsor is responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis.

Investor Tax Reporting Cost

The fees and expenses associated with the Funds’ audit expenses and tax accounting and reporting requirements are paid by the Sponsor.

Other Expenses and Fees

In addition to the fees described above, each Fund pays all brokerage fees and other expenses in connection with the operation of the Funds, excluding costs and expenses paid by USCF.

NOTE 5 - CONTRACTS AND AGREEMENTS

Other Fund Service Providers

The Sponsor has entered into an agreement with REX MLPshares, LLC (“REX”), a single member limited liability company that was formed in the state of Delaware on December 3, 2015. REX is a wholly-owned subsidiary of REX Shares, LLC, a Delaware limited liability company (“REX Shares”). Pursuant to the agreement between the Sponsor and REX, REX will assist the Sponsor with the development and launch of each respective Fund and provide certain ongoing services. REX also licenses certain intellectual property rights to the Sponsor and certain of the Funds. REX does not make investment decisions for the Sponsor, the Trust or the Funds and is not involved in the day-to-day operations or maintenance of the Funds.

NOTE 6 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed and evaluated the need for disclosure and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments except as set forth below.

On July 19, 2017, the Trust received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 30,000,000 shares of USOU and 30,000,000 shares of USOD on Form S-1 with the SEC. On July 20, 2017, USOU and USOD listed their shares on the NYSE under the ticker symbol “USOU” and “USOD,” respectively. On July 20, 2017, USCF received 40 Sponsor Shares of each USOU and USOD in exchange for the previously received capital contribution. USOU and USOD established their initial per share NAV by setting the price at $25.00 and each issued 100,000 shares to the initial Authorized Participant, RBC Capital Markets, LLC in exchange for $2,500,000 for USOU and $2,500,000 for USOD on July 20, 2017. USOU and USOD also commenced investment operations on July 20, 2017 by purchasing Futures Contracts traded on the Futures Exchanges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the USCF Funds Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Trust’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

The United States Commodity Funds, LLC ("USCF") is the sponsor of the USCF Funds Trust (the "Trust"), and each of four series thereof: United States 3x Oil Fund (“USOU”), United States 3x Short Oil Fund (“USOD”), REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”), (each series, a “Fund” and collectively, the “Funds”). As of June 30, 2017, all of the Funds are currently in registration and have not commenced operations. USOU and USOD are collectively referred to herein as the “Trust Series.” The Trust, a Delaware statutory trust formed on March 2, 2016, and each series thereof operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated June 23, 2017. Wilmington Trust, National Association (the “Trustee”), a national banking association, is the Delaware trustee of the Trust. The United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”) are each a commodity pool that issues shares representing fractional undivided beneficial interests in USOU and USOD, respectively (“shares”) that may be purchased and sold on the NYSE Arca Equities, Inc. (the “NYSE Arca”).

United States 3x Oil Fund

The investment objective of USOU is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF will endeavor to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOU will seek a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

USCF believes that market arbitrage opportunities will cause daily changes in USOU’s share price on NYSE on a percentage basis, to closely track the daily changes in USOU’s per share NAV on a percentage basis. USOU will not seek to achieve its stated investment objective over a period of time greater than one day. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect USOU’s return as much as or more than the return of the Benchmark Oil Futures Contract. Further, the return for investors that invest for periods less than a full trading day or for a period different than a trading day will not be the product of the return of the Fund’s stated investment objective and the performance of the Benchmark Oil Futures Contract for the full trading day. Additionally, investors should be aware that USOU’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil. Natural market forces called contango and backwardation can impact the total return on an investment in USOU’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USOU’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.)

United States 3x Short Oil Fund

The investment objective of USOD is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF will endeavor to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of USOD’s NAV. USOD will seek a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

USCF believes that market arbitrage opportunities will cause daily changes in USOD’s share price on NYSE on a percentage basis, to closely track the daily changes in USOD’s per share NAV on a percentage basis. USOD will not seek to achieve its stated investment objective over a period of time greater than one day. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect USOD’s return as much as or more than the return of the Benchmark Oil Futures Contract. Further, the return for investors that invest for periods less than a full trading day or for a period different than a trading day will not be the product of the return of USOD’s stated investment objective and the performance of the Benchmark Oil Futures Contract for the full trading day. Additionally, investors should be aware that USOD’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or to track the inverse performance thereof. Natural market forces called contango and backwardation can impact the total return on an investment in USOD’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USOD’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.)

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Trust Series is not) may hold, own or control. These levels and position limits apply to the futures contracts that each of the Trust Series invests in to meet its respective investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2017, each Trust Series was in registration, had not commenced operations, and did not hold any NYMEX Crude Oil Futures CL contracts or ICE WTI Crude Oil Futures Contracts.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect a Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which the market participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that a Trust Series is authorized to engage in that may ultimately impact the ability of a Trust Series to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM.

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If a Trust Series enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, the Trust Series will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If a Trust Series enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, such Trust Series will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, a Trust Series will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators have adopted rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If a Trust Series engages in non-cleared swap transactions it will be subject to some or all of the requirements of the margin rules, which include a requirement that swap dealers and major swap participants collect variation margin daily, beginning in March 2017, and potentially initial margin, beginning in September 2020.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”) and other European laws and regulations. Such laws and regulations impose requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. The Trust Series may be impacted by European laws and regulations to the extent that it engages in derivatives transactions with European entities. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact a Trust Series if it were to engage in OTC swaps with non-U.S. persons.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which became effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as those of the Trust. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allow an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. The Trust Series may invest in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Futures Contracts. The Trust Series, currently, do not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that the Trust Series would invest in any non-governmental MMFs. However, if the Trust Series were to make investments in non-government MMFs in the future, such investments could negatively impact the Trust Series because of the changes to MMFs resulting from the new rule.

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2017. The price of the Benchmark Futures Contract started the period at $53.720 per barrel. The high of the period was on February 23, 2017 when the price reached $54.450 per barrel. The low of the period was on June 21, 2017 when the price dropped to $42.530 per barrel. The period ended with the Benchmark Futures Contract at $46.040 per barrel, down approximately (14.30)% over the period. The Benchmark Oil Futures Contract prices listed above began with the February 2017 contracts and ended with the August 2017 contracts. The decrease of approximately (14.30)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seeks to track, which are more fully described below in the section titled “Tracking Each Trust Series’ Benchmark.”

During the six months ended June 30, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Impact of Contango and Backwardation on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Share NAV

Each Trust Series’ NAV is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Trust Series’ Administrator uses the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. New York time) for the contracts held on the NYMEX, but calculates or determines the value of all other investments of such Trust Series, including ICE Futures contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations

Results of Operations. As of and for the period ended June 30, 2017, each Trust Series was in registration and had not commenced investment activities nor issued any shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

Portfolio Expenses. USOU’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USOU pays to USCF is calculated as a percentage of the total net assets of USOU. The fee is accrued daily and paid monthly.

Portfolio Expenses. USOD’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USOD pays to USCF is calculated as a percentage of the total net assets of USOD. The fee is accrued daily and paid monthly.

Tracking Each Trust Series’ Benchmark

Each Trust Series seeks, on a daily basis, to provide investment results that correspond (before fees and expenses) to (1) in the case of USOU, three times (3x) the performance of the Benchmark Oil Futures Contract and (2) in the case of USOD, three times the inverse (-3x) of the performance of the Benchmark Oil Futures Contract. Each Trust Series does not seek to achieve its stated objective over a period greater than a single day. Because each Trust Series seeks investment results for a single day only (as measured from the time the Trust Series calculates its NAV to the time of the Trust Series’ next NAV calculation) and on a leveraged basis for USOU and an inverse leveraged basis for USOD, each of Trust Series are different from most exchange-traded funds.

As of the NAV calculation time each trading day, each Trust Series will seek to position its portfolio so that its exposure to the Benchmark Oil Futures Contract is consistent with its investment objective. The impact of a Benchmark Oil Futures Contract’s movements during the day will affect whether the portfolio of the Trust Series needs to be rebalanced. For example, USOU’s long exposure will need to be increased on days when the Benchmark Oil Futures Contract rises and decreased on days the Benchmark Oil Futures Contract falls whereas USOD’s short exposure will need to be increased on days when the Benchmark Oil Futures Contract falls and decreased on days the Benchmark Oil Futures Contract rises. Daily rebalancing and the compounding of each day’s return over time means that the return of the Trust Series for a period longer than a single day will be the result of each day’s returns compounded over the period, which will very likely differ from three times (3x) the return of the Benchmark Oil Futures Contract for the period for USOU and from three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract for the period for USOD. Each Trust Series could lose money over time regardless of the performance of the Benchmark Oil Futures Contract, including as a result of daily rebalancing, the Benchmark Oil Futures Contract’s volatility, and compounding.

For each Trust Series to maintain a consistent 300% return versus the Benchmark Oil Futures Contract for USOU or versus the short position in the Benchmark Oil Futures Contract for USOD, the holdings of the Trust Series must be rebalanced on a daily basis by buying additional Oil Interests or selling Oil Interests that it holds. Such rebalancing will occur generally before or at the close of trading of the shares on the Exchange, at or as near as possible to that day’s settlement price, and will be disclosed on the Fund’s website as pending trades before the opening of trading on the Exchange the next business day and will be taken into account in the Fund’s intra-day Indicative Fund Value and reflected in the Fund’s end of day NAV on that business day.

The Trust Series use leverage and should produce returns for a single day that are more volatile than that of the Benchmark Oil Futures Contract. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect each Trust Series’ return as much as or more than the return of the Benchmark Oil Futures Contract.

The returns of each Trust Series over periods longer than a single day will likely differ in amount and possibly even direction from three times the Benchmark Oil Futures Contract return for the period as a result of compounding of daily returns. Daily compounding of the investment returns of the Trust Series can dramatically and adversely affect its longer-term performance during periods of high volatility. In general, during periods of higher volatility for the Benchmark Oil Futures Contract, compounding will cause the results for the Trust Series for periods longer than a single day to be less than, for USOU, three times (3x) the return of the Benchmark Oil Futures Contract and, for USOD, three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower volatility for the Benchmark Oil Futures Contract (particularly when combined with higher returns for the Benchmark Oil Futures Contract), the returns over longer periods can be higher than three times (3x) and three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract for USOU and USOD, respectively. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the return of the Benchmark Oil Futures Contract in addition to the volatility of the Benchmark Oil Futures Contract.

As of June 30, the Trust Series were in registration and had not commenced operations or issued any shares. As a result, no information is available on how each Trust Series tracked its benchmark or met its investment objective.

Impact of Contango and Backwardation on Total Returns

Several factors determine the total return from investing in futures contracts. One factor arises from “rolling” futures contracts that will expire at the end of the current month (the “near” or “front” month contract) forward each month prior to expiration. For a strategy that entails holding the near month contract, the price relationship between that futures contract and the next month futures contract will impact returns. For example, if the price of the near month futures contract is higher than the next futures month contract (a situation referred to as “backwardation”), then absent any other change, the price of a next month futures contract tends to rise in value as it becomes the near month futures contract and approaches expiration. Conversely, if the price of a near month futures contract is lower than the next month futures contract (a situation referred to as “contango”), then absent any other change, the price of a next month futures contract tends to decline in value as it becomes the near month futures contract and approaches expiration.

Contango and backwardation are natural market forces that can impact the total return on an investment in the shares of each Trust Series relative to a hypothetical direct investment in crude oil. In the future, it is likely that the relationship between the market price of the shares of each Trust Series and changes in the spot prices of light, sweet crude oil will continue to be impacted by contango and backwardation. It is important to note that this comparison ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the price of the near month futures contract is higher than the price of the next month futures contract, the investor would buy a next month futures contract for a lower price than the current near month futures contract. Assuming the price of the next month futures contract was $49 per barrel, or 2% cheaper than the $50 near month futures contract, then, hypothetically, and assuming no other changes (e.g., to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract, and, ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $49 next month futures contract would rise to $50 as it approaches expiration. In this example, the value of an investment in the next month futures contract would tend to outperform the spot price of crude oil. As a result, it would be possible for the new near month futures contract to rise 12% while the spot price of crude oil may have risen a lower amount, e.g., only 10%. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the futures contract might have fallen another amount, e.g., only 8%. Over time, if backwardation remained constant, this difference between the spot price and the futures contract price would continue to increase.

If the futures market is in contango, an investor would be buying a next month futures contract for a higher price than the current near month futures contract. Again, assuming the near month futures contract is $50 per barrel, the price of the next month futures contract might be $51 per barrel, or 2% more expensive than the front month futures contract. Hypothetically, and assuming no other changes, the value of the $51 next month futures contract would fall to $50 as it approaches expiration. In this example, the value of an investment in the second month would tend to underperform the spot price of crude oil. As a result, it would be possible for the new near month futures contract to rise only 10% while the spot price of crude oil may have risen a higher amount, e.g., 12%. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the second month futures contract might have fallen another amount, e.g., 12%. Over time, if contango remained constant, this difference between the spot price and the futures contract price would continue to increase.

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading, started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and lead to reduced levels of contango by 2011. However, at the end of November, 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2016. In addition, the crude oil markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the crude oil market then such a decline may occur in 2017.

Periods of contango or backwardation do not materially impact the investment objective of having the daily percentage changes in its per share NAV track, on a leveraged basis for USOU and an inverse leveraged basis for USOD, the daily percentage changes in the price of the Benchmark Oil Futures Contract since the impact of backwardation and contango tend to proportionally impact the daily percentage changes in price of both the Fund’s shares and the Benchmark Oil Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Crude Oil Market

Crude Oil Market. During the six months ended June 30, 2017, crude oil prices were impacted by several factors. OPEC’s decision to cut production in late 2016 led to a recovery in prices through February of 2017. This spring saw increased concerns about the rapid and consistent response of increased U.S. shale oil production, concerns that OPEC was unable to mitigate when it voted to extend production quotas into 2018. Prices fell on these concerns through the end of the quarter. The amount of crude in storage in the U.S. increased consistently from the start of the year to late April 2017, when it reached 535 million barrels, just shy of the all-time record set in 1929. U.S. inventory then began a seasonal decline that lasted through the remainder of the spring and into early summer. However, storage remained elevated relative to previous years. Additionally, demand for crude has been lower than more bullish forecasts, with U.S. gasoline demand for the summer driving season lower than expected. United States crude oil prices finished the second quarter of 2017 approximately (14.30)% lower than at the beginning of the year. Some data indicates that global inventories are falling and that meaningful declines (other than seasonal) should begin to become apparent in U.S. supply. However, should U.S. supply continue to grow or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall further, while disruptions due to conflict in the Middle East or a tapering of U.S. supply growth would likely have the opposite effect.

Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories. USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between June 30, 2007 and June 30, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
	Large	Bonds
	Cap	(EFFAS	Global
	U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
June 30, 2007 – June 30, 2017 *	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.283)	0.964	0.472	0.439	0.097	0.462
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.254)	(0.392)	(0.330)	(0.048)	(0.376)
Global Equities (FTSE World Index)			1.000	0.514	0.483	0.147	0.519
Unleaded Gasoline				1.000	0.754	0.167	0.767
Diesel-Heating Oil					1.000	0.292	0.816
Natural Gas						1.000	0.310
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2017, movements of crude oil were neither strongly correlated nor inversely correlated with movements of large cap U.S. equities, U.S. Government bonds, global equities or natural gas and strongly correlated with movements of unleaded gasoline and diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended June 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.082)	0.815	(0.250)	(0.224)	(0.249)	(0.076)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.423	(0.132)	(0.314)	(0.395)	(0.307)
Global Equities (FTSE World Index)			1.000	(0.299)	(0.444)	(0.370)	(0.321)
Unleaded Gasoline				1.000	0.748	0.567	0.596
Diesel-Heating Oil					1.000	0.278	0.950
Natural Gas						1.000	0.141
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. USCF believes that crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, USCF also believes that in the future it is possible that crude oil could have long term correlation results that indicate prices of crude oil more closely track the movements of equities or bonds. In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

As the Trust Series approach or reach position limits with respect to the Benchmark Oil Futures Contract and other Oil Futures Contracts or in view of market conditions, the Trust Series may begin investing in Other Oil-Related Investments. If certain other fuel-based commodity futures contracts do not closely correlate with the crude oil futures contract, then their use could lead to greater tracking error for the Trust Series.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust Series’ condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by the Trust Series for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, the Trust Series estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series’ liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps and payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently expects to generate cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the period ended June 30, 2017, each Trust Series was in registration and had not commenced operations.

Each Trust Series’ investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. As of June 30, 2017, each Trust Series was in registration and had not commenced operations. Therefore, none of the Trust Series purchased or liquidated any positions in Oil Interests.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses are paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. After the initial offering, each Trust Series will be responsible for “Fund Expenses”, which means (a) the Management Fee payable to USCF, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of each Trust Series, (c) any costs and expenses related to registration of additional shares of each Trust Series, and (d) all other expenses allocated to each Trust Series by USCF in consultation with REX.

Market Risk

Trading in Oil Futures Contracts and Other Oil-Related Investments, such as forwards, involves each Trust Series entering into contractual commitments to purchase or sell oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed each Trust Series’ future cash requirements since each Trust Series intends to close out its open positions prior to settlement. As a result, each Trust Series is generally only subject to the risk of loss arising from the change in value of the contracts. The Trust Series considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with each Trust Series’ commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should the Trust Series enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to the Trust Series could be unlimited.

Each Trust Series’ exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil-Related Investments markets and the relationships among the contracts held by each such Trust Series. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

As of June 30, 2017, each Trust Series was in registration and had not commenced operations or made any investments.

Credit Risk

When each Trust Series enters into Oil Futures Contracts and Other Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Neither Trust Series is currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to the Trust Series in such circumstances.

USCF attempts to manage the credit risk of the Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each such Trust Series to limit its credit exposure. An FCM, when acting on behalf of the Trust Series in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to the Trust Series, all assets of the Trust Series relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle the Trust Series’ assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the Trust Series’ assets related to foreign Oil Futures Contracts trading.

In the future, each Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2017, each Trust Series was in registration and had not commenced operations or made any investments.

Off Balance Sheet Financing

As of June 30, 2017, each Trust Series was in registration and had not commenced operations. Therefore, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

European Sovereign Debt

As of June 30, 2017, each Trust Series was in registration and had not commenced operations. Therefore, no Trust Series had direct exposure to European sovereign debt as of June 30, 2017 or had direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

As of June 30, 2017, each Trust Series was in registration and had not commenced operations.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated daily and paid monthly as a fixed percentage of each of USOU’s and USOD’s NAV, currently equal to 1.35% and 1.65%, respectively for USOU and USOD per annum of average daily total net assets.

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the shares and the legal, printing, accounting and other expenses associated with such registration, each Trust Series will be responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its shares after the initial offering of shares.

Each Trust Series will pay its own brokerage and other transaction costs. Each Trust Series will pay fees to the FCM in connection with its transactions in Futures Contracts.

As of June 30, 2017, each Trust Series was in registration and had not commenced operations.

Recent Developments

On July 19, 2017, the Trust received a notice of effectiveness from the SEC for its registration of 30,000,000 shares of USOU and 30,000,000 shares of USOD on Form S-1 with the SEC. On July 20, 2017, USOU and USOD listed their shares on the NYSE Arca under the ticker symbol “USOU” and “USOD,” respectively. On July 20, 2017, USCF received 40 Sponsor Shares of each USOU and USOD in exchange for the previously received capital contribution. USOU and USOD established their initial per share NAV by setting the price at $25.00 and each issued 100,000 shares to the initial Authorized Participant, RBC Capital Markets, LLC in exchange for $2,500,000 for USOU and $2,500,000 for USOD on July 20, 2017. USOU and USOD also commenced investment operations on July 20, 2017 by purchasing Futures Contracts traded on the Futures Exchanges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

USOU and USOD are exposed to commodity price risk. In particular, each Trust Series is exposed to commodity risk of the commodities that comprise the Applicable Index for such Trust Series through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that each Trust Series holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are expected to directly affect the value of the shares of the Trust Series.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

The Trust Series may purchase OTC Oil Interests such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

The Trust, on behalf of each Trust Series, may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by the Trust, the OTC component is the purchase or sale of one or more baskets of a Trust Series’ shares. These EFRP transactions may expose a Trust Series to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

Swap transactions, like other financial transactions, involve a variety of significant risks. The specific risks presented by a particular swap transaction necessarily depend upon the terms and circumstances of the transaction. In general, however, all swap transactions involve some combination of market risk, credit risk, counterparty credit risk, funding risk, liquidity risk and operational risk.

Highly customized swap transactions in particular may increase liquidity risk, which may result in a suspension of redemptions. Highly leveraged transactions may experience substantial gains or losses in value as a result of relatively small changes in the value or level of an underlying or related market factor.

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset a Trust Series’ obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association (“ISDA”) that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to the Trust Series due to the occurrence of a specified event, such as the insolvency of the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of a Trust Series, only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. A Trust Series will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Each Trust Series anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of such Trust Series. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact a Trust Series’ ability to successfully track its Applicable Index/Benchmark Oil Futures Contract.

As of June 30, 2017, each Trust Series was in registration and had not commenced operations or made any investments.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and each Trust Series’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Trust Series have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or any Trust Series’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or any Trust Series’ internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 20, 2017, USCF made contributions of capital to the Trust of $1,000 and $1,000 as initial contributions of capital for each of USOU and USOD. On July 20, 2017, each of USOU and USOD issued 40 Sponsor Shares to USCF in exchange for the previously received capital contribution. The issuance of such shares of USOU and USOD was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Trust and each Trust Series publish account statements for the Trust Series’ shareholders, which include Statements of Income (Loss) and Statements of Changes in Net Asset Value. The account statements are furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on each Trust Series’ website at www.uscfinvestments.com.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USCF Funds Trust (Registrant)

By: United States Commodity Funds LLC, its Sponsor

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: September 11, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: September 11, 2017

