Form 10-Q
period 2017-09-30
USCF Funds Trust
filed 2017-11-13
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The number of shares outstanding of each series of the registrant as of November 9, 2017 are included in the table below:

Number of Outstanding Shares as of November 9, 2017
United States 3x Oil Fund	100,040
United States 3x Short Oil Fund	100,040
Total	200,080

USCF Funds Trust

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page

Condensed Statements of Financial Condition at September 30, 2017 (Unaudited)	2

Condensed Schedules of Investments (Unaudited) at September 30, 2017	7

Condensed Statements of Operations (Unaudited) for the period ended September 30, 2017	9

Condensed Statements of Changes in Capital (Unaudited) for the period ended September 30, 2017 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the period ended September 30, 2017	14

Condensed Statements of Cash Flows (Unaudited) for the period ended September 30, 2017	19

Notes to Condensed Financial Statements for the period ended September 30, 2017	24

USCF Funds Trust

Condensed Statement of Financial Condition

At September 30, 2017 (Unaudited)

United States 3x Oil Fund

September 30, 2017
Assets
Cash and cash equivalents (at cost $1,450,503) (Notes 2 and 6)	$1,450,503
Equity in trading accounts:
Cash and cash equivalents (at cost $1,129,243)	1,129,243
Unrealized gain (loss) on open commodity futures contracts	424,660
Interest receivable	1,311

Total assets	$3,005,717

Liabilities and Capital
Management fees payable (Note 4)	$2,635

Total liabilities	2,635

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	3,002,082
Total Capital	3,003,082

Total liabilities and capital	$3,005,717

Shares outstanding	100,040
Net asset value per share	$30.02
Market value per share	$29.62

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Financial Condition

At September 30, 2017 (Unaudited)

United States 3x Short Oil Fund

September 30, 2017
Assets
Cash and cash equivalents (at cost $1,345,577) (Notes 2 and 6)	$1,345,577
Equity in trading accounts:
Cash and cash equivalents (at cost $810,719)	810,719
Unrealized gain (loss) on open commodity futures contracts	(303,980)
Interest receivable	866

Total assets	$1,853,182

Liabilities and Capital
Management fees payable (Note 4)	$3,223

Total liabilities	3,223

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	1,848,959
Total Capital	1,849,959

Total liabilities and capital	$1,853,182

Shares outstanding	100,040
Net asset value per share	$18.49
Market value per share	$18.84

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Financial Condition
At September 30, 2017 (Unaudited)*

REX S&P MLP Fund
September 30, 2017*
Assets
Cash (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

* The Sponsor contributed $1,000 on March 31, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Financial Condition
At September 30, 2017 (Unaudited)*

REX S&P MLP Inverse Fund
September 30, 2017*
Assets
Cash (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

* The Sponsor contributed $1,000 on April 15, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Financial Condition
At September 30, 2017 (Unaudited)

USCF Funds Trust
September 30, 2017
Assets
Cash and cash equivalents (at cost $2,796,080) (Notes 2 and 6)	$2,798,080
Equity in trading accounts:
Cash and cash equivalents (at cost $1,939,962)	1,939,962
Unrealized gain (loss) on open commodity futures contracts	120,680
Interest receivable	2,177

Total assets	$4,860,899

Liabilities and Capital
Management fees payable (Note 4)	$5,858

Total liabilities	5,858

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	4,000
Shareholders	4,851,041
Total Capital	4,855,041

Total liabilities and capital	$4,860,899

Shares outstanding	200,080

See accompanying notes to condensed financial statements.

USCF Funds Trust Condensed Schedule of Investments (Unaudited) At September 30, 2017

United States 3x Oil Fund
	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2017 contracts, expiring October 2017*	$8,565,920	174	$424,660	14.14

		Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.08%, 10/05/2017		$200,000	$199,976	6.66
1.06%, 10/12/2017		50,000	49,984	1.66
1.07%, 10/19/2017		200,000	199,893	6.66
1.05%, 10/26/2017		50,000	49,964	1.66
0.99%, 11/09/2017		50,000	49,947	1.66
0.99%, 11/30/2017		50,000	49,917	1.66
0.99%, 12/07/2017		50,000	49,908	1.66
1.01%, 12/28/2017		50,000	49,877	1.66
1.12%, 2/15/2018		50,000	49,789	1.66
1.10%, 2/22/2018		50,000	49,782	1.66
1.09%, 3/01/2018		50,000	49,772	1.66
1.16%, 3/22/2018		50,000	49,725	1.66
1.17%, 3/29/2018		50,000	49,710	1.65
Total Treasury Obligations			948,244	31.57

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio		500,000	500,000	16.65
Goldman Sachs Financial Square Funds - Government Fund - Class FS		500,000	500,000	16.65
Total Money Market Funds			1,000,000	33.30
Total Cash Equivalents			$1,948,244	64.87

* Collateral amounted to $1,129,243 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust Condensed Schedule of Investments (Unaudited) At September 30, 2017

United States 3x Short Oil Fund
	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2017 contracts, expiring October 2017*	$(5,276,380)	108	$(303,980)	(16.43)

		Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.08%, 10/05/2017		$200,000	$199,976	10.81
1.06%, 10/12/2017		50,000	49,984	2.70
1.07%, 10/19/2017		200,000	199,893	10.80
1.05%, 10/26/2017		50,000	49,964	2.70
0.99%, 11/09/2017		50,000	49,947	2.70
0.99%, 11/30/2017		50,000	49,917	2.70
0.99%, 12/07/2017		50,000	49,908	2.70
1.01%, 12/28/2017		50,000	49,877	2.70
1.12%, 2/15/2018		50,000	49,789	2.69
1.10%, 2/22/2018		50,000	49,782	2.69
1.09%, 3/01/2018		50,000	49,772	2.69
1.16%, 3/22/2018		50,000	49,725	2.69
1.17%, 3/29/2018		50,000	49,710	2.69
Total Treasury Obligations			948,244	51.26

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio		350,000	350,000	18.92
Goldman Sachs Financial Square Funds - Government Fund - Class FS		480,000	480,000	25.94
Total Money Market Funds			830,000	44.86
Total Cash Equivalents			$1,778,244	96.12

* Collateral amounted to $810,719 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Operations (Unaudited)
For the period ended September 30, 2017*

United States 3x Oil Fund
Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$82,129
Change in unrealized gain (loss) on open positions	424,660
Interest income**	4,708
ETF transaction fees	1,000

Total income (loss)	512,497

Expenses
Management fees (Note 4)	7,051
Brokerage commissions	3,364

Total expenses	10,415

Net income (loss)	$502,082
Net income (loss) per share	$5.02
Net income (loss) per weighted average share	$5.02
Weighted average shares outstanding	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Operations (Unaudited)
For the period ended September 30, 2017*

United States 3x Short Oil Fund
Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(341,362)
Change in unrealized gain (loss) on open positions	(303,980)
Interest income**	3,982
ETF transaction fees	1,000

Total income (loss)	(640,360)

Expenses
Management fees (Note 4)	7,272
Brokerage commissions	3,409

Total expenses	10,681

Net income (loss)	$(651,041)
Net income (loss) per share	$(6.51)
Net income (loss) per weighted average share	$(6.51)
Weighted average shares outstanding	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Operations (Unaudited)
For the period ended September 30, 2017*

REX S&P MLP Fund
Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$—
Change in unrealized gain (loss) on open positions	—
Interest income	—
ETF transaction fees	—

Total income (loss)	—

Expenses
Management fees (Note 4)	—
Brokerage commissions	—

Total expenses	—

Net income (loss)	$—
Net income (loss) per share	$—
Net income (loss) per weighted average share	$—
Weighted average shares outstanding	—

* The Sponsor contributed $1,000 on March 31, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Operations (Unaudited)
For the period ended September 30, 2017*

REX S&P MLP Inverse Fund
Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$—
Change in unrealized gain (loss) on open positions	—
Interest income	—
ETF transaction fees	—

Total income (loss)	—

Expenses
Management fees (Note 4)	—
Brokerage commissions	—

Total expenses	—

Net income (loss)	$—
Net income (loss) per share	$—
Net income (loss) per weighted average share	$—
Weighted average shares outstanding	—

* The Sponsor contributed $1,000 on April 15, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Operations (Unaudited)
For the period ended September 30, 2017*

USCF Funds Trust
Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(259,233)
Change in unrealized gain (loss) on open positions	120,680
Interest income**	8,690
ETF transaction fees	2,000

Total income (loss)	(127,863)

Expenses
Management fees (Note 4)	14,323
Brokerage commissions	6,773

Total expenses	21,096

Net income (loss)	$(148,959)

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the period ended September 30, 2017*

United States 3x Oil Fund
	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	502,082	502,082

Balances, at September 30, 2017	$1,000	$3,002,082	$3,003,082

Condensed Statement of Changes in Shares Outstanding (Unaudited)
For the period ended September 30, 2017*

	Sponsor	Shareholders	Total

Shares Outstanding, at July 20, 2017*	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—

Shares Outstanding, at September 30, 2017	40	100,000	100,040

Net Asset Value Per Share:
At July 20, 2017*			$25.00
At September 30, 2017			$30.02

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the period ended September 30, 2017*

United States 3x Short Oil Fund
	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	(651,041)	(651,041)

Balances, at September 30, 2017	$1,000	$1,848,959	$1,849,959

Condensed Statement of Changes in Shares Outstanding (Unaudited)
For the period ended September 30, 2017*

	Sponsor	Shareholders	Total

Shares Outstanding, at July 20, 2017*	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—

Shares Outstanding, at September 30, 2017	40	100,000	100,040

Net Asset Value Per Share:
At July 20, 2017*			$25.00
At September 30, 2017			$18.49

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

15

USCF Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the period ended September 30, 2017*

REX S&P MLP Fund
	Sponsor	Shareholders	Total

Balances, at March 31, 2016*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at September 30, 2017	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on March 31, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the period ended September 30, 2017*

REX S&P MLP Inverse Fund
	Sponsor	Shareholders	Total

Balances, at April 15, 2016*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at September 30, 2017	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on April 15, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Changes in Capital (Unaudited)
For the period ended September 30, 2017*

USCF Funds Trust
	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	4,000	5,000,000	5,004,000
Net income (loss)	—	(148,959)	(148,959)

Balances, at September 30, 2017	$4,000	$4,851,041	$4,855,041

Condensed Statement of Changes in Shares Outstanding (Unaudited)
For the period ended September 30, 2017*

	Sponsor	Shareholders	Total

Shares Outstanding, at July 20, 2017*	—	—	—
Additions	80	200,000	200,080
Redemptions	—	—	—

Shares Outstanding, at September 30, 2017	80	200,000	200,080

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Cash Flows (Unaudited)
For the period ended September 30, 2017*

United States 3x Oil Fund
Period ended September 30, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$502,082
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(1,129,243)
Unrealized (gain) loss on open futures contracts	(424,660)
(Increase) decrease in interest receivable	(1,311)
Increase (decrease) in management fees payable	2,635
Net cash provided by (used in) operating activities	(1,050,497)

Cash Flows from Financing Activities:
Addition of shares	2,501,000
Redemption of shares	—
Net cash provided by (used in) financing activities	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,450,503

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$1,450,503

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Cash Flows (Unaudited)
For the period ended September 30, 2017*

United States 3x Short Oil Fund
Period ended September 30, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$(651,041)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(810,719)
Unrealized (gain) loss on open futures contracts	303,980
(Increase) decrease in interest receivable	(866)
Increase (decrease) in management fees payable	3,223
Net cash provided by (used in) operating activities	(1,155,423)

Cash Flows from Financing Activities:
Addition of shares	2,501,000
Redemption of shares	—
Net cash provided by (used in) financing activities	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,345,577

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$1,345,577

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Cash Flows (Unaudited)
For the period ended September 30, 2017

REX S&P MLP Fund
Period ended September 30, 2017*
Cash Flows from Financing Activities:
Addition of shares	1,000
Redemption of shares	—
Net cash provided by (used in) financing activities	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,000

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$1,000

* The Sponsor contributed $1,000 on March 31, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Cash Flows (Unaudited)
For the period ended September 30, 2017

REX S&P MLP Inverse Fund
Period ended September 30, 2017*
Cash Flows from Financing Activities:
Addition of shares	1,000
Redemption of shares	—
Net cash provided by (used in) financing activities	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,000

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$1,000

* The Sponsor contributed $1,000 on April 15, 2016. As of September 30, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statement of Cash Flows (Unaudited)
For the period ended September 30, 2017*

USCF Funds Trust
Period ended September 30, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$(148,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(1,939,962)
Unrealized (gain) loss on open futures contracts	(120,680)
(Increase) decrease in interest receivable	(2,177)
Increase (decrease) in management fees payable	5,858
Net cash provided by (used in) operating activities	(2,205,920)

Cash Flows from Financing Activities:
Addition of shares	5,004,000
Redemption of shares	—
Net cash provided by (used in) financing activities	5,004,000

Net Increase (Decrease) in Cash and Cash Equivalents	2,798,080

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$2,798,080

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Notes to Condensed Financial Statements

For the period from July 20, 2017 (Commencement of Operations) through September 30, 2017 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. The Trust contains four series: REX S&P MLP Fund (“RMLP”), REX S&P MLP Inverse Fund (“MLPD”), United States 3x Oil Fund (“USOU”) and United States 3x Short Oil Fund (“USOD”) (each series, a “Fund” and collectively, the “Funds”). RMLP and MLPD are commodity pools that are expected to issue shares that would be purchased and sold on an exchange, but are currently in registration and have not commenced operations. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE”). The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Sponsor has the power and authority to establish and designate one or more series, or funds, and to issue shares thereof, from time to time as it deems necessary or desirable. The Sponsor also has the exclusive power to fix and determine the relative rights and preferences as between the shares of any series as to right of redemption, special and relative rights as to dividends and other distributions and on liquidation, conversion rights, and conditions under which the series shall have separate voting rights or no voting rights. The term for which the Trust will exist commenced on the date of the filing of the Certificate of Trust, and the Trust and any Fund will exist in perpetuity, unless earlier terminated in accordance with the provisions of the Trust Agreement. Each Fund is separate from all other Funds created as series of the Trust in respect of the assets and liabilities allocated to that Fund and each Fund represents a separate investment portfolio of the Trust. Separate and distinct records must be maintained for each Fund and the assets associated with a Fund shall be held in such separate and distinct records (directly or indirectly, including a nominee or otherwise) and accounted for in such separate and distinct records separately from the assets of any other Fund.

The Trustee is not affiliated with the Sponsor. The Trustee will accept legal service of process on the Trust in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee’s duties and liabilities with respect to the offering of Shares and the management of the Trust are limited to its express obligations under the Trust Agreement and the Trustee does not owe any other duties to the Trust, the Sponsor or the shareholders of any Fund.

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

All funds listed previously, other than UCCO, RMLP and MLPD, are referred to collectively herein as the “Related Public Funds” and are also commodity pools.

Effective as of July 20, 2017, each of USOU and USOD issued shares to certain authorized purchasers (“Authorized Participants”) by offering baskets consisting of 50,000 shares (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket of USOU or USOD, as applicable, is based upon the net asset value (“NAV”) of a share of USOU or USOD, as applicable, calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

Authorized Participants pay USOU and USOD, as applicable, a transaction fee equal to 0.04% of total NAV of the Creation Baskets for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of each Fund but rather at market prices quoted on such exchange.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

Income Taxes

The Funds are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Funds is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Fund recording a tax liability that reduces net assets. However, each Fund’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Fund recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period from July 20, 2017 (commencement of operations) through September 30, 2017 for any Fund.

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

For USOU or USOD, Authorized Participants pay a transaction fee equal to 0.04% of total NAV of baskets to the Fund for each order placed to create or redeem one or more baskets. For RMLP or MLPD, Authorized Participants will pay a transaction fee equal to 0.02% of total NAV of baskets to the Fund for each order placed to create or redeem one or more baskets. The transaction fee may be reduced, waived, increased or otherwise changed by USCF.

Trust Capital and Allocation of Income and Losses

The Trust is a treated as partnership for tax purposes. Profit or loss shall be allocated among the shareholders of each Fund in proportion to the number of shares each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Calculation of Per Share NAV

USOU and USOD Funds’ per share NAV is calculated on each NYSE trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. The Funds use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange. The NAV for a normal trading day is released after 4:00 p.m. Eastern time (“E.T.”). For futures contracts and options traded on exchanges, USOU and USOD’s administrator (the “Administrator”) use the closing or settlement price published by the applicable exchange or, in the case of a market disruption, the last traded price before settlement. In the case of the Benchmark Oil Futures Contract, the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. E.T.) for the contracts traded on the NYMEX is used. Other investments’ values for purposes of determining the NAV for each of USOU and USOD, including Treasuries, cash equivalents (other than money market funds), cleared and non-cleared swaps, forwards, options and swaps are calculated by the Administrator using market quotations and market data, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE or 4:00 p.m. E.T. Money market funds are valued at their end of day NAV.

RMLP and MLPD are currently in registration and have not commenced operations and the RMLP and MLPD Funds’ per share NAV will not be calculated until such time as operations commence.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2017, USCF held 40 shares of each of USOU and USOD.

Offering Costs

Offering costs incurred in connection with the registration of additional shares of any Fund after the initial registration of shares of such Fund are borne by each respective Fund. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds, overnight deposits and obligations of the United States with an original maturity of less than six months.

Reclassifications

Certain amounts in the accompanying condensed financial statements may have been reclassified to conform to the current presentation.

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

NOTE 3 - TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of September 30, 2017, USCF held 40 shares of each of USOU and USOD.

On July 19, 2017, the Trust received a notice of effectiveness from the U.S. Securities and Exchange Commission (the “SEC”) for its registration of 30,000,000 shares of USOU and 30,000,000 shares of USOD on Form S-1 with the SEC. The order to permit listing of USOU and USOD shares on the NYSE Arca was received on July 20, 2017. On July 20, 2017, USOU and USOD listed their shares on the NYSE Arca under the ticker symbols “USOU” and “USOD,” respectively. USOU and USOD established their initial per share NAV by setting the price at $25.00. In order to satisfy NYSE Arca listing standards that at least 100,000 shares be outstanding at the beginning of the trading day on the NYSE Arca, on July 20, 2017, each Fund issued 100,000 shares to the initial Authorized Participant, RBC Capital Markets, LLC in exchange for $2,500,000 for USOU and $2,500,000 for USOD. Each of USOU and USOD also commenced investment operations on July 20, 2017 by purchasing Futures Contracts traded on the Futures Exchanges.

Investment Objective of the Funds

USOU

USOU’s shares trade on the NYSE. The investment objective of USOU is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF endeavors to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of USOU’s NAV. USOU seeks a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day.

The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

USOU’s shares began trading on July 20, 2017. As of September 30, 2017, USOU held 174 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 174 futures contracts.

USOD

USOD’s shares trade on the NYSE. The investment objective of USOD is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavor to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of USOD’s NAV. USOD seeks a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day.

The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

USOD’s shares began trading on July 20, 2017. As of September 30, 2017, USOD held 108 Futures Contracts on the NYMEX, totaling 108 futures contracts.

RMLP

RMLP’s shares will trade on a to be determined exchange if, and when, the registration statement for such shares is declared effective by the SEC and approved by the NFA and RMLP commences operations. The investment objective of RMLP will be for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the S&P MLP Total Return Index Futures (the “MLP Benchmark Futures Contract”), less RMLP’s expenses and distributions made by RMLP. The S&P MLP Total Return Index (the “Index”) is designed to measure the total return performance of leading master limited partnerships (“MLPs”) and publicly traded limited liability companies (“LLCs”), which have a similar legal structure to MLPs and share the same tax benefits, that trade on major U.S. exchanges. As the vast majority of traded partnerships have operations in the oil and gas industries, the Index focuses on companies in the Global Industry Classification Standard’s (“GICS®”) Energy Sector and the GICS Gas Utilities Industry. The Index is owned, maintained, calculated, and published by S&P Dow Jones Indices, LLC (the “Index Sponsor”).

MLPD

MLPD’s shares will trade on a to be determined exchange if, and when, the registration statement for such shares is declared effective by the SEC and approved by the NFA and RMLP commences operations. The investment objective of MLPD will be for the daily changes in percentage terms of its shares’ per share NAV to reflect the inverse of the daily changes in percentage terms of the Benchmark Futures Contract, less MLPD’s expenses. MLPD will seek a return that is -100% of the return of the MLP Benchmark Futures Contract for a single day. MLPD should not be expected to provide 100% of the inverse of the cumulative return for the MLP Benchmark Futures Contract for periods greater than a day. The Index is designed to measure the total return performance of leading MLPs and publicly traded LLCs, which have a similar legal structure to MLPs and share the same tax benefits, that trade on major U.S. exchanges. As the vast majority of traded partnerships have operations in the oil and gas industries, the Index focuses on companies in the Global Industry Classification Standard’s (“GICS®”) Energy Sector and the GICS Gas Utilities Industry. The Index is owned, maintained, calculated, and published by the Index Sponsor.

Each of RMLP and MLPD will seek to achieve its investment objective by primarily investing in MLP Benchmark Futures Contracts. If constrained by regulatory requirements or in view of market conditions, each of RMLP and MLPD will invest next in other exchange-traded futures contracts and options contracts, if available, based on the Index, other MLP indices or individual MLPs. If constrained by regulatory requirements or in view of market conditions, each of the Funds will invest next in over the counter (“OTC”) swaps on the Index, other MLP indices or individual MLPs. Other exchange-traded futures contracts, options contracts and OTC swaps based on the Index, other MLP indices or individual MLPs are collectively referred to as “Related Investments,” and together with MLP Benchmark Futures Contracts, the “MLP Interests.”

RMLP and MLPD are commodity pools that are expected to issue shares that would be purchased and sold on an exchange, but are currently in registration and have not commenced operations.

NOTE 4 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of USOU and USOD (together the “Active Funds”) in accordance with the objectives and policies of USOU or USOD, as applicable. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Active Funds. For these services, each Fund is obligated to pay USCF a fee, which is paid monthly, equal to 1.35% and 1.65%, respectively for USOU and USOD per annum of average daily total net assets. If and when RMLP and MLPD commence operations, USCF would have the same responsibilities and make the same arrangements for RMLP and MLPD and, USCF would be paid a fee of 0.75% and 0.75%, respectively, for RMLP and MLPD per annum of average daily total net assets for these services.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services to the Trust, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

The Active Funds pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLPshares, LLC, as may be disclosed from time to time. During the period ended September 30, 2017, the Active Funds did not incur any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

The Sponsor is responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis. These fees and expenses for the period ended December 31, 2017, are estimated to be a total of $539,350 for the Funds and the Related Public Funds. USOU’s portion of such fees and expenses for the period ended December 31, 2017 are estimated to be a total of $1,500 and USOD’s portion of such fees and expenses for the period ended December 31, 2017 are estimated to be a total of $1,500.

Licensing Fees

REX MLPshares, LLC licenses certain intellectual property rights to USCF and certain of the Funds.

Investor Tax Reporting Cost

The fees and expenses associated with the Funds’ audit expenses and tax accounting and reporting requirements are paid by the Sponsor. These costs are estimated to be $75,000 for the period ended December 31, 2017 for USOU and USOD. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, each Active Fund pays all brokerage fees and other expenses in connection with the operation of such Active Fund, excluding costs and expenses paid by USCF.

NOTE 5 - CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

The Sponsor and the Trust, each on its own behalf and on behalf of the Funds, are party to a marketing agent agreement, dated as of July 14, 2017, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for the Funds as outlined in the agreement. The fee of the Marketing Agent, which is borne by the Sponsor, is equal to 0.06% on the assets of USOU and USOD up to $3 billion and 0.04% on the assets of USOU and USOD in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the Sponsor for distribution related services exceed 10% of the gross proceeds of each Funds’ offering.

The above fee does not include website construction and development, which are also borne by the Sponsor.

Brown Brothers Harriman & Co. Agreements

The Sponsor and the Trust, on its own behalf and on behalf of the Funds, are also party to a custodian agreement, dated July 7, 2017, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of the Active Funds. The Sponsor pays the fees of the custodian, which are determined by the parties from time to time. In addition, the Sponsor and the Trust, on its own behalf and on behalf of the Funds, are party to an administrative agency agreement, dated July 7, 2017, as amended from time to time, with BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for the Funds. The Sponsor also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the Sponsor pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, the Sponsor pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The Sponsor also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

Brokerage and Futures Commission Merchant Agreements

On June 23, 2017, the Trust entered into a futures commission merchant agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as the Active Funds’ FCM. The agreement with RBC requires it to provide services to the Active Funds in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for the Active Funds’ account. In accordance with the agreement, RBC Capital charges the Active Funds commissions of approximately $7 to $8 per round-turn trade, including applicable exchange and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when the Funds issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when the Funds redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. The Active Funds also incur commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

No information is provided below for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

USOU

For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Total commissions accrued to brokers	$3,364
Total commissions as an annualized percentage of average total net assets	0.64%
Commissions accrued as a result of rebalancing	$2,866
Percentage of commissions accrued as a result of rebalancing	85.20%
Commissions accrued as a result of creation and redemption activity	$498
Percentage of commissions accrued as a result of creation and redemption activity	14.80%

*Inception date, July 20, 2017.

USOD

For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Total commissions accrued to brokers	$3,409
Total commissions as an annualized percentage of average total net assets	0.77%
Commissions accrued as a result of rebalancing	$2,902
Percentage of commissions accrued as a result of rebalancing	85.13%
Commissions accrued as a result of creation and redemption activity	$507
Percentage of commissions accrued as a result of creation and redemption activity	14.87%

*Inception date, July 20, 2017.

Other Fund Service Providers

The Sponsor has entered into an agreement with REX MLP Shares, LLC (“REX”), a single member limited liability company that was formed in the state of Delaware on December 3, 2015. REX is a wholly-owned subsidiary of REX Shares, LLC, a Delaware limited liability company (“REX Shares”). Pursuant to the agreement between the Sponsor and REX, REX will assist the Sponsor with the development and launch of each respective Fund and provide certain ongoing services. REX also licenses certain intellectual property rights to the Sponsor and certain of the Funds. REX does not make investment decisions for the Sponsor, the Trust or the Funds and is not involved in the day-to-day operations or maintenance of the Funds.

NOTE 6 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Active Funds may engage in the trading of futures contracts, options on futures contracts and swaps (collectively, “derivatives”). The Active Funds are exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

The Active Funds may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each of the Active Funds has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the futures contracts held by USOU and USOD through September 30, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

The Active Funds’ cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of each of the Funds’ assets posted with that FCM; however, the majority of the Funds’ assets is held in cash and/or cash equivalents with the Funds’ custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of the Funds’ custodian, however, could result in a substantial loss of the Funds’ assets.

The Sponsor invests a portion of the Active Funds’ cash in money market funds that seek to maintain a stable per share NAV. The Active Funds are exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2017, USOU and USOD held investments in money market funds in the amounts of $1,000,000 and $830,000, respectively. USOU and USOD also hold cash deposits with their custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2017, USOU and USOD each held cash deposits and investments in Treasuries in the amounts of $1,579,746 and $1,326,296, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU’s or USOD’s custodian and/or FCM cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Active Funds are exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, the Active Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option.

The Active Funds’ policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Active Funds have a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by the Active Funds are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

 No information is provided for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the period from commencement of operations on July 20, 2017 to September 30, 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

No information is provided below for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

USOU

For the period from commencement of operations on July 20, 2017 to September 30, 2017 (Unaudited)*
Per Share Operating Performance:
Net asset value, beginning of period	$25.00
Total income (loss)	5.12
Net expenses	(0.10)
Net increase (decrease) in net asset value	5.02
Net asset value, end of period	$30.02

Total Return	20.08%

Ratios to Average Net Assets
Total income (loss)	19.36%
Management fees**	1.35%
Total expenses excluding management fees**	0.64%
Expenses waived**	—%
Net expenses excluding management fees**	0.64%
Net income (loss)	18.96%

*Inception date, July 20, 2017.

**Annualized.

USOD

For the period from commencement of operations on July 20, 2017 to September 30, 2017 (Unaudited)*
Per Share Operating Performance:
Net asset value, beginning of period	$25.00
Total income (loss)	(6.40)
Net expenses	(0.11)
Net increase (decrease) in net asset value	(6.51)
Net asset value, end of period	$18.49

Total Return	(26.04)%

Ratios to Average Net Assets
Total income (loss)	(28.66)%
Management fees*	1.65%
Total expenses excluding management fees**	0.77%
Expenses waived**	—%
Net expenses excluding management fees**	0.77%
Net income (loss)	(29.14)%

*Inception date, July 20, 2017.

**Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Trust and the Active Funds value their investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Trust and the Active Funds (observable inputs) and (2) the Trust’s and the Active Funds’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

No information is provided in this section for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

The following table summarizes the valuation of USOU’s securities at September 30, 2017 using the fair value hierarchy:

At September 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,948,244	$1,948,244	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	424,660	424,660	—	—

During the period from commencement of operations on July 20, 2017 to September 30, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at September 30, 2017 using the fair value hierarchy:

At September 30, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,778,244	$1,778,244	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(303,980)	(303,980)	—	—

During the period from commencement of operations on July 20, 2017 to September 30, 2017, there were no transfers between Level I and Level II.

The Trust and the Funds have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2017
Futures - Commodity Contracts	Assets	$424,660

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2017
Futures - Commodity Contracts	Assets	$(303,980)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOU

		For the period from commencement of operations on July 20, 2017 to September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$82,129
	Change in unrealized gain (loss) on open contracts		$424,660

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOD

		For the period from commencement of operations on July 20, 2017 to September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(341,362)
	Change in unrealized gain (loss) on open contracts		$(303,980)

NOTE 9 – SUBSEQUENT EVENTS

The Trust and the Funds have performed and evaluated the need for disclosure and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Introduction

The United States Commodity Funds, LLC ("USCF") is the sponsor of the USCF Funds Trust (the "Trust"), and each of four series thereof: United States 3x Oil Fund (“USOU”), United States 3x Short Oil Fund (“USOD”), REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”), (each series, a “Fund” and collectively, the “Funds”). USOU and USOD are commodity pools that continuously issue shares representing fractional undivided beneficial interests in USOU and USOD, respectively (“shares”) that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE”). USOU and USOD are collectively referred to herein as the “Trust Series.” RMLP and MLPD are commodity pools that are currently in registration and have not commenced operations. The shares of RMLP and MLPD will trade on a to be determined exchange if, and when, the respective registration statement for such shares is declared effective by the SEC and approved by the NFA and each of RMLP and MLPD commence operations. The Trust, a Delaware statutory trust formed on March 2, 2016, and each series thereof operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated June 23, 2017. Wilmington Trust, National Association (the “Trustee”), a national banking association, is the Delaware trustee of the Trust.

United States 3x Oil Fund

The investment objective of USOU is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF endeavors to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOU seeks a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

USCF believes that market arbitrage opportunities will cause daily changes in USOU’s share price on NYSE on a percentage basis, to closely track the daily changes in USOU’s per share NAV on a percentage basis. USOU will not seek to achieve its stated investment objective over a period of time greater than one day. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect USOU’s return as much as or more than the return of the Benchmark Oil Futures Contract. Further, the return for investors that invest for periods less than a full trading day or for a period different than a trading day will not be the product of the return of USOU’s stated investment objective and the performance of the Benchmark Oil Futures Contract for the full trading day. Additionally, investors should be aware that USOU’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil. Natural market forces called contango and backwardation can impact the total return on an investment in USOU’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USOU’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.)

United States 3x Short Oil Fund

The investment objective of USOD is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavors to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of USOD’s NAV. USOD seeks a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

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

REX S&P MLP Fund

The investment objective of RMLP will be for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the S&P MLP Total Return Index Futures (the “MLP Benchmark Futures Contract”), less RMLP’s expenses and distributions made by RMLP. The S&P MLP Total Return Index (the “Index”) is designed to measure the total return performance of leading master limited partnerships (“MLPs”) and publicly traded limited liability companies (“LLCs”), which have a similar legal structure to MLPs and share the same tax benefits, that trade on major U.S. exchanges. As the vast majority of traded partnerships have operations in the oil and gas industries, the Index focuses on companies in the Global Industry Classification Standard’s (“GICS®”) Energy Sector and the GICS Gas Utilities Industry. The Index is owned, maintained, calculated, and published by S&P Dow Jones Indices, LLC (the “Index Sponsor”).

RMLP will seek to achieve its investment objective by primarily investing in MLP Benchmark Futures Contracts. If constrained by regulatory requirements or in view of market conditions, RMLP will invest next in other exchange-traded futures contracts and options contracts, if available, based on the Index, other MLP indices or individual MLPs. If constrained by regulatory requirements or in view of market conditions RMLP will invest next in over the counter (“OTC”) swaps on the Index, other MLP indices or individual MLPs.

REX S&P MLP Inverse Fund

The investment objective of MLPD will be for the daily changes in percentage terms of its shares’ per share NAV to reflect the inverse of the daily changes in percentage terms of the Benchmark Futures Contract, less MLPD’s expenses. MLPD will seek a return that is -100% of the return of the MLP Benchmark Futures Contract for a single day. MLPD should not be expected to provide 100% of the inverse of the cumulative return for the MLP Benchmark Futures Contract for periods greater than a day.

MLPD will seek to achieve its investment objective by primarily investing in MLP Benchmark Futures Contracts. If constrained by regulatory requirements or in view of market conditions, MLPD will invest next in other exchange-traded futures contracts and options contracts, if available, based on the Index, other MLP indices or individual MLPs. If constrained by regulatory requirements or in view of market conditions, MLPD will invest next in OTC swaps on the Index, other MLP indices or individual MLPs.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2017, USOU and USOD held 174 and 108 NYMEX Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures Contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the period ended September 30, 2017, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced investment activities nor issued any shares.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the period ended September 30, 2017, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

Derivatives Regulations in non-U.S. Jurisdictions

In addition to U.S. laws and regulations, the Trust Series may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swaps transactions with non-U.S. persons. For example, the Trust Series may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust Series. A portion of the Trust Series’ assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. The Trust Series does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs.  However, if the Trust Series invests in other types of MMFs besides government MMFs in the future, the Trust Series could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 net asset value or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the period July 20, 2017 to September 30, 2017, the Funds first period of operation. The price of the Benchmark Futures Contract started the period at $47.32 per barrel. The high of the period was on September 25, 2017 when the price reached $52.22 per barrel. The low of the period was on July 21, 2017 when the price dropped to $45.77 per barrel. The period ended with the Benchmark Futures Contract at $51.67 per barrel, up approximately 9.19% over the period. USOU’s per share NAV began the period at $25.00 and ended the period at $30.02 on September 30, 2017, an increase of approximately 20.08% over the period. USOU’s per share NAV reached its high for the period on September 25, 2017 at $31.01 and reached its low for the period on August 30, 2017 at $22.12. USOD’s per share NAV began the period at $25.00 and ended the period at $18.49 on September 30, 2017, a decrease of approximately (26.04)% over the period. USOD’s per share NAV reached its high for the period on July 21, 2017 at $27.52 and reached its low for the period on September 25, 2017 at $17.93. The Benchmark Oil Futures Contract prices listed above began with the February 2017 contracts and ended with the November 2017 contracts. The increase of approximately 9.19% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seeks to track, which are more fully described below in the section titled “Tracking Each Trust Series’ Benchmark.”

During the period ended September 30, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations

Results of Operations. On July 20, 2017, each Trust Series listed its shares on the NYSE Arca under the ticker symbols “USOU” and “USOD.” On that day, USOU and USOD established their initial offering price at $25.00 per share and $25.00 per share, respectively, and each issued 100,000 shares to the initial Authorized Participant in exchange for $2,500,000 and $2,500,000, respectively, in cash.

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of September 30, 2017, USOU had issued 100,040 shares, 100,040 of which were outstanding. As of September 30, 2017, there were 29,900,000 remaining shares registered but not yet issued. More shares may have been issued by USOU than are outstanding due to the redemption of shares.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of September 30, 2017, USOD had issued 100,000 shares, 100,000 of which were outstanding. As of September 30, 2017, there were 29,900,000 remaining shares registered but not yet issued. More shares may have been issued by USOD than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2017, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC and Merrill Lynch Professional Clearing Corp.

For the Period from Commencement of Operations on July 20, 2017 to September 30, 2017

USOU

For the period from Commencement of Operations on July 20, 2017 to September 30, 2017*
Average daily total net assets	$2,647,598
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,708
Annualized yield based on average daily total net assets	0.90%
Management fee	$7,051
Total commissions accrued to brokers	$3,364
Total commissions as annualized percentage of average total net assets	0.64%
Commissions accrued as a result of rebalancing	$2,866
Percentage of commissions accrued as a result of rebalancing	85.20%
Commissions accrued as a result of creation and redemption activity	$498
Percentage of commissions accrued as a result of creation and redemption activity	14.80%

*Inception date July 20, 2017.

Portfolio Expenses. USOU’s expenses consist of the management fee payable to USCF, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of USOU, (c) any costs and expenses related to registration of additional shares of USOU, and (d) any other expenses allocated to USOU by USCF in consultation with REX. The management fee that USOU pays to USCF is calculated as a percentage of the total net assets of USOU. The fee is accrued daily and paid monthly.

USOD

For the period from Commencement of Operations on July 20, 2017 to September 30, 2017*
Average daily total net assets	$2,234,177
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,982
Annualized yield based on average daily total net assets	0.90%
Management fee	$7,272
Total commissions accrued to brokers	$3,409
Total commissions as annualized percentage of average total net assets	0.77%
Commissions accrued as a result of rebalancing	$2,902
Percentage of commissions accrued as a result of rebalancing	85.13%
Commissions accrued as a result of creation and redemption activity	$507
Percentage of commissions accrued as a result of creation and redemption activity	14.87%

*Inception date July 20, 2017.

Portfolio Expenses. USOD’s expenses consist of the management fee payable to USCF, brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of USOD, any costs and expenses related to registration of additional shares of USOD, and any other expenses allocated to USOD by USCF in consultation with REX. The management fee that USOD pays to USCF is calculated as a percentage of the total net assets of USOD. The fee is accrued daily and paid monthly.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced investment activities nor issued any shares.

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

Crude Oil Market

Crude Oil Market. During the nine months ended September 30, 2017, crude oil prices have traded in a range between $43 to $53 as U.S. production growth threatened to overwhelm the impact of OPEC supply cuts. Prices rose during the third quarter as U.S. and global inventories declined. U.S. storage fell faster than the normal seasonal pace and dropped below prior-year inventory levels for the first time since 2014. U.S. production ramped up steadily throughout the year, returning to record levels last seen during summer 2015. However, production and rig count growth both appeared to level off towards the end of the quarter and may represent caution on the part of producers. Temporary disruptions also occurred as a result of hurricane Harvey. Looking ahead, expected demand growth appears strong while OPEC has stated it is prepared to take any action necessary to perpetuate the current trend towards a balanced market. Should global demand growth forecasts fail to be realized, or if OPEC is unable to counter growing U.S. production, there is a meaningful possibility that crude prices could fall again. On the other hand, increasing global tensions and the possibility of any number of conflicts escalating could lead to price shocks to the upside.

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

For the ten-year time period between September 30, 2007 and September 30, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and limited negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2007 – September 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.287)	0.965	0.446	0.436	0.083	0.464
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.257)	(0.349)	(0.331)	(0.041)	(0.390)
Global Equities (FTSE World Index)			1.000	0.484	0.476	0.121	0.514
Unleaded Gasoline				1.000	0.729	0.154	0.700
Diesel-Heating Oil					1.000	0.258	0.805
Natural Gas						1.000	0.263
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2017, movements of crude oil displayed strong correlation with large cap U.S. equites and diesel-heating oil, moderate correlation with movements of global equities, and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.229)	0.768	(0.150)	0.326	(0.331)	0.620
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.288	0.319	(0.103)	(0.271)	(0.393)
Global Equities (FTSE World Index)			1.000	(0.124)	0.223	(0.516)	0.515
Unleaded Gasoline				1.000	0.497	0.408	(0.212)
Diesel-Heating Oil					1.000	0.185	0.676
Natural Gas						1.000	(0.119)
Crude Oil							1.000

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

Each Trust Series currently expects to generate cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the period from commencement of operations on July 20, 2017 to September 30, 2017, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the period from commencement of operations on July 20, 2017 to September 30, 2017, each Trust Series used other assets to pay expenses, which could cause a decrease in a Trust Series’ NAV over time. To the extent expenses exceed income, a Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the period from commencement of operations on July 20, 2017 to September 30, 2017, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

Prior to the initial offering of each Trust Series, all payments with respect to each Trust Series’ expenses were paid by USCF. None of the Trust Series has an obligation or intention to refund such payments made by USCF. Since the initial offering of USOU and USOD, each of USOU and USOD is responsible for paying “Fund Expenses”, which means (a) the Management Fee payable to USCF, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of each Trust Series, (c) any costs and expenses related to registration of additional shares of each Trust Series, and (d) all other expenses allocated to each Trust Series by USCF in consultation with REX.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations nor made any investments.

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

As of September 30, 2017, RMPL and MLPD were in registration and had not commenced operations or made any investments.

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

As of September 30, 2017, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $2,579,746 and $2,156,296, respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations or made any investments.

Off Balance Sheet Financing

As of September 30, 2017, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations nor investment activities. Therefore, RMLP and MLPD did not have any loan guarantee, credit support or other off-balance sheet arrangements as of September 30, 2017.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of September 30, 2017 and have no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations nor investment activities. Therefore, RMLP and MLPD did not have any direct exposure to European sovereign debt as of September 30, 2017 nor did they have direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, each Trust Series requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” Each Trust Series has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed. Authorized Participants paid USOU and USOD a transaction fee equal to 0.04% of total NAV of the Creation Baskets for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations nor issued any shares.

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

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the shares and the legal, printing, accounting and other expenses associated with such registration, each Trust Series is responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its shares after the initial offering of shares.

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the period from commencement of operations on July 20, 2017 to September 30, 2017, FCM fees were approximately 0.64% of average daily total net assets for USOU and approximately 0.77% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as each Trust Series’ NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of a Trust Series’ existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of September 30, 2017, USOU’s portfolio consisted of 174 WTI Crude Oil Futures CL November 2017 Contracts traded on the NYMEX and USOD’s portfolio consisted of 108 WTI Crude Oil Futures CL November 2017 Contracts traded on the NYMEX. For a list of each of USOU and USOD’s current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USOU and USOD during the period from commencement of operations on July 20, 2017 to September 30, 2017.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations or investment activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

Each of USOU and USOD are exposed to commodity price risk. In particular, each of USOU and USOD is exposed to crude oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that each of USOU and USOD holds in its portfolio, as described in “Contractual Obligations” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are expected to directly affect the value of the shares of USOU and USOD, respectively.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations or investment activities. Therefore, RMLP and MLPD were not exposed to commodity price risk as of September 30, 2017.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap. Furthermore, USCF on behalf of the Trust and the Funds only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USCF will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the period from commencement of operations on July 20, 2017 to September 30, 2017, each Trust Series limited its OTC activities to EFRP transactions.

As of September 30, 2017, RMLP and MLPD were in registration and had not commenced operations or investment activities. Therefore, RMLP and MLPD were not exposed to OTC contract risk as of September 30, 2017.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in the information provided under the heading “Risk Factors Involved With An Investment In The Fund” in the final prospectuses of USOU and USOD filed with the Sec on July 19, 2017.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 20, 2017, USCF made contributions of capital to the Trust of $1,000 and $1,000 as initial contributions of capital for each of USOU and USOD. On July 20, 2017, each of USOU and USOD issued 40 Sponsor Shares to USCF in exchange for the previously received capital contribution. The issuance of such shares of USOU and USOD was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)	The Trust’s Registration Statement on Form S-1 (Registration No. 333-214825) with respect to its initial public offering of shares of the United States 3x Oil Fund, a series of the Registrant (“USOU”), and Registration Statement on Form S-1 (Registration No. 333-214881) with respect to its initial public offering of shares of the United States 3x Short Oil Fund, a series of the Registrant (“USOD,” and together with USOU, the “Trust Series”), were declared effective on July 19, 2017. Each of the registration statements registered 30,000,000 shares of the applicable Trust Series at a proposed maximum offering price per share of $25 and a proposed maximum aggregate offering price of $750,000,000. Each offering of shares of USOU and USOD pursuant to the registration statements described above commenced on July 20, 2017 and remains ongoing and has not terminated. Shares of each of USOU and USOD are sold to institutional firms call “Authorized Participants” that purchase shares in blocks of 50,000 shares called “baskets” through each Trust Series’ marketing agent, ALPS Distributors, Inc. RBC Capital Markets, LLC is the initial Authorized Participant for each Trust Series. From July 19, 2017 to September 30, 2017, USOU has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00 and USOD has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00. The net offering proceeds to USOU with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net offering proceeds to USOD with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net proceeds of each offering have been invested in commodity futures contracts and treasury obligations. There has been no material change in the planned use of proceeds from the offering of shares of USOU and USOD as described in the prospectus for each such Trust Series.

(c)	USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU did not have any redemptions during the period from the commencement of operations on July 20, 2017 to September 30, 2017. The following table summarizes the redemptions by Authorized Participants during the period from the commencement of operations on July 20, 2017 to September 30, 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/20/17* to 7/31/17	˗˗˗	NA
8/1/17 to 8/31/17	˗˗˗	NA
9/1/17 to 9/30/17	˗˗˗	NA
Total	˗˗˗

 *Commencement of Operations.

(d)	USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD redeemed 0 baskets during the period from the commencement of operations on July 20, 2017 to September 30, 2017. The following table summarizes the redemptions by Authorized Participants during the period from the commencement of operations on July 20, 2017 to September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/20/17* to 7/31/17	˗˗˗	NA
8/1/17 to 8/31/17	˗˗˗	NA
9/1/17 to 9/30/17	˗˗˗	NA
Total	˗˗˗

*Commencement of Operations.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Monthly Account Statements

Not applicable.

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

Date: November 13, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2017

