Form 10-K
period 2017-12-31
USCF Funds Trust
filed 2018-03-28
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

United States 3x Oil Fund United States 3x Short Oil Fund	NYSE Arca Equities, Inc. NYSE Arca Equities, Inc.

(Title of each series)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2017 and the number of outstanding shares of each series of the registrant as of March 26, 2018 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2017	Number of Outstanding Shares as of March 26, 2018
United States 3x Oil Fund	$0	100,040
United States 3x Short Oil Fund	0	150,040
Total	$0	250,080

DOCUMENTS INCORPORATED BY REFERENCE:

None.

USCF FUNDS TRUST

Part I

Item 1.	Business.

What is the Trust and the Trust Series?

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. The Trust contains four series: United States 3x Oil Fund (“USOU”), United States 3x Short Oil Fund (“USOD”), REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”). RMLP and MLPD (collectively, the “REX Funds”) are commodity pools that are expected to issue shares that would be purchased and sold on an exchange, but are currently in registration and have not commenced operations. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD are each referred to herein as the “Fund” and collectively referred to herein as the “Funds” or the “Trust Series.” The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Trust and Trust Series maintain their main business offices at 1999 Harrison Street, Suite 1530, Oakland, CA 94612.

Investment Objective of the Funds

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

USOU’s shares began trading on July 20, 2017. As of December 31, 2017, USOU held 223 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of December 31, 2017, USOD held 55 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”), each a series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). USCF Advisers LLC was also the investment adviser for the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Fund (“MENU”), each a series of the USCF ETF Trust, until October 2017 when the funds liquidated all of their assets and distributed cash pro rata to all remaining shareholders. The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), and the United States Brent Oil Fund, LP (“BNO”). USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”) each a series of the United States Commodity Index Funds Trust. UCCO is currently in registration and has not commenced operations.

All funds listed previously, other than UCCO and the REX Funds, are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USOU or USOD may call 1-800-920-0259 or visit www.uscfinvestments.com or the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov.

USCF is required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of each Trust Series’ shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for each Trust Series (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series.

There are no executive officers or employees of the Trust or any series thereof. Pursuant to the terms of the Trust Agreement, the affairs of the Trust and each series thereof are managed by USCF.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), each of whom are also executive officers or employees of USCF, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of May 15, 2015 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of each Trust Series. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does Each Trust Series Operate?

An investment in the shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner. However, each Trust Series is not appropriate for all investors and presents many different risks than other types of funds, including risks associated with the use of leverage. Each Trust Series is intended to be a daily trading tool for sophisticated investors to manage daily trading risks. Each Trust Series uses leverage and should produce returns for a single day that are more volatile than that of the Benchmark Oil Futures Contract. Additionally, each Trust Series is designed to achieve its stated investment objective on a daily basis, but its performance over different periods of time can differ significantly from its stated daily objective. Each Trust Series is riskier than securities that have intermediate or long-term investment objectives, and may not be suitable for investors who plan to hold shares of each Trust Series for a period other than one day. The return of a Trust Series for a period longer than a single day is the result of its return for each day compounded over the period and usually will differ from the -300% of the performance of the Benchmark Oil Futures Contract for the same period. Daily compounding of each Trust Series investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to each Trust Series return for a period as the return of the Benchmark Oil Futures Contract. Accordingly, each Trust Series should be purchased only by knowledgeable investors who understand the potential consequences of seeking daily compounding leveraged short investment results. Investors should actively and frequently monitor their investments in each Trust Series, even intra-day. It is possible that you will suffer significant losses in each Trust Series even if the long-term performance of the Benchmark Oil Futures Contract is negative. For a more in-depth discussion of the risks associated with investing in each Trust Series, see “Item 1A. Risk Factors” in this annual report on Form 10-K

The daily holdings of each Trust Series are available on the USCF website at www.uscfinvestments.com.

How USOU Seeks to Achieve Its Investment Objective.  The Fund seeks, on a daily basis, to provide investment results that correspond (before fees and expenses) to three times (3x) the performance of the Benchmark Oil Futures Contract. The Fund does not seek to achieve its stated objective over a period greater than a single day. Because the Fund seeks investment results for a single day only (as measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation) and on a leveraged basis, the Fund is different from most exchange-traded funds.

As of the NAV calculation time each trading day, the Fund will seek to position its portfolio so that its exposure to the Benchmark Oil Futures Contract is consistent with its investment objective. The impact of a Benchmark Oil Futures Contract’s movements during the day will affect whether the Fund’s portfolio needs to be rebalanced. For example, the Fund’s long exposure will need to be increased on days when the Benchmark Oil Futures Contract rises and decreased on days the Benchmark Oil Futures Contract falls. Daily rebalancing and the compounding of each day’s return over time means that the return of the Fund for a period longer than a single day will be the result of each day’s returns compounded over the period, which will very likely differ from three times (3x) the return of the Benchmark Oil Futures Contract for the period. The Fund may lose money if the Benchmark Oil Futures Contract’s performance is flat overtime, and it is possible for a Fund to lose money over time regardless of the performance of the Benchmark Oil Futures Contract, as a result of daily rebalancing, the Benchmark Oil Futures Contract’s volatility and compounding.

In managing the Fund’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Oil Interests, such as the Benchmark Oil Futures Contract, that have an aggregate market value that approximates three times (3x) the amount of Treasuries and/or cash received upon the issuance of the Creation Basket. As of the NAV calculation time each trading day, the Fund will also seek to position its portfolio so that its exposure to the Benchmark Oil Futures Contract is consistent with its investment objective to provide investment results that correspond (before fees and expenses) to three times (3x) the performance of the Benchmark Oil Futures Contract.

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of the Fund’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting the Fund’s holdings, and market conditions, it may invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that the Fund invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If the Fund is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of the Fund’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As the Fund’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause the Fund to invest in Other Oil-Related Investments include those allowing the Fund to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1A. Risk Factors” in this annual report on Form 10-K for a discussion of the potential impact of regulation on the Fund’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest the Fund’s assets in Benchmark Oil Futures Contracts having an aggregate notional amount exactly equal to three times (3x) the Fund’s NAV. For example, as standardized contracts, the Benchmark Oil Futures Contracts are for a specified amount of a particular commodity, and the Fund’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, the Fund may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract through the use of Other Oil-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Oil Futures Contract.

The Fund anticipates that to the extent it invests in Oil Futures Contracts other than contracts on light, sweet crude oil (such as futures contracts for diesel-heating oil, natural gas, and other petroleum-based fuels) and Other Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

USCF does not anticipate letting the Fund’s Oil Futures Contracts expire and taking, or making, delivery of the underlying commodity. Instead, USCF will close existing positions, e.g., when it changes the Benchmark Oil Futures Contracts or Other Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested. The Benchmark Oil Futures Contract is changed from the near month contract to the next month contract over a four-day period. Each month, the Benchmark Oil Futures Contract changes starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Oil Futures Contract is based on a combination of the near month contract and the next month contract as follows: (1) day 1 consists of 75% of the then near month contract’s price plus 25% of the price of the next month contract, divided by 75% of the near month contract’s prior day’s price plus 25% of the price of the next month contract, (2) day 2 consists of 50% of the then near month contract’s price plus 50% of the price of the next month contract, divided by 50% of the near month contract’s prior day’s price plus 50% of the price of the next month contract and (3) day 3 consists of 25% of the then near month contract’s price plus 75% of the price of the next month contract, divided by 25% of the near month contract’s prior day’s price plus 75% of the price of the next month contract. On day 4, the Benchmark Oil Futures Contract is the next month contract to expire at that time and that contract remains the Benchmark Oil Futures Contract until the beginning of the following month’s change in the Benchmark Oil Futures Contract over a four-day period. On each day during the four-day period, USCF anticipates it will “roll” the Fund’s positions in Oil Interests by closing, or selling, a percentage of the Fund’s positions in Oil Interests and reinvesting the proceeds from closing those positions in new Oil Interests that reflect the change in the Benchmark Oil Futures Contract.

The anticipated dates that the monthly four-day roll period will commence are posted on the Fund’s website at www.uscfinvestments.com and are subject to change without notice.

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms of the Fund’s NAV will continue to closely track, on a leveraged basis, the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE closely tracking the NAV of the Fund. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of the Fund’s shares as traded on the NYSE will closely track on a daily basis, the changes in the spot price of light, sweet crude oil on a percentage basis.

How USOD Seeks to Achieve Its Investment Objective.  The Fund seeks, on a daily basis, to provide investment results that correspond (before fees and expenses) to three times the inverse (-3x) of the performance of the Benchmark Oil Futures Contract. The Fund does not seek to achieve its stated objective over a period greater than a single day. Because the Fund seeks investment results for a single day only (as measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation) and on an inverse leveraged basis, the Fund is different from most exchange-traded funds.

As of the NAV calculation time each trading day, the Fund will seek to position its portfolio so that its exposure to the Benchmark Oil Futures Contract is consistent with its investment objective. The impact of a Benchmark Oil Futures Contract’s movements during the day will affect whether the Fund’s portfolio needs to be rebalanced. For example, the Fund’s short exposure will need to be increased on days when the Benchmark Oil Futures Contract falls and decreased on days the Benchmark Oil Futures Contract rises. Daily rebalancing and the compounding of each day’s return over time means that the return of the Fund for a period longer than a single day will be the result of each day’s returns compounded over the period, which will very likely differ from three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract for the period. The Fund may lose money if the Benchmark Oil Futures Contract’s performance is flat over time, and it is possible for a Fund to lose money over time regardless of the performance of the Benchmark Oil Futures Contract, as a result of daily rebalancing, the Benchmark Oil Futures Contract’s volatility and compounding.

In managing the Fund’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF takes corresponding short positions in Oil Interests, such as the Benchmark Oil Futures Contract, that have an aggregate market value that approximates three times (3x) the amount of Treasuries and/or cash received upon the issuance of the Creation Basket. As of the NAV calculation time each trading day, the Fund will also seek to position its portfolio so that its exposure to the Benchmark Oil Futures Contract is consistent with its investment objective to provide investment results that correspond (before fees and expenses) to three times the inverse (-3x) of the performance of the Benchmark Oil Futures Contract.

The specific Oil Futures Contracts sold depend on various factors, including a judgment by USCF as to the appropriate diversification of the Fund’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting the Fund’s holdings, and market conditions, it may invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil-Related Investments. To the extent that the Fund invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If the Fund is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of the Fund’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As the Fund’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause the Fund to invest in Other Oil-Related Investments include those allowing the Fund to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1A. Risk Factors” in this annual report on Form 10-K for a discussion of the potential impact of regulation on the Fund’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest the Fund’s assets in Benchmark Oil Futures Contracts having an aggregate short notional amount exactly equal to three times (3x) the Fund’s NAV. For example, as standardized contracts, the Benchmark Oil Futures Contracts are for a specified amount of a particular commodity, and the Fund’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, the Fund may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Oil Futures Contract through the use of Other Oil-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Oil Futures Contract.

The Fund anticipates that to the extent it invests in Oil Futures Contracts other than contracts on light, sweet crude oil (such as futures contracts for diesel-heating oil, natural gas, and other petroleum-based fuels) and Other Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the current Benchmark Oil Futures Contract.

USCF does not anticipate letting the Fund’s Oil Futures Contracts expire and taking, or making, delivery of the underlying commodity. Instead, USCF will close existing positions, e.g., when it changes the Benchmark Oil Futures Contracts or Other Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Oil Futures Contracts or Other Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

The Benchmark Oil Futures Contract is changed from the near month contract to the next month contract over a four-day period. Each month, the Benchmark Oil Futures Contract changes starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Oil Futures Contract is based on a combination of the near month contract and the next month contract as follows: (1) day 1 consists of 75% of the then near month contract’s price plus 25% of the price of the next month contract, divided by 75% of the near month contract’s prior day’s price plus 25% of the price of the next month contract, (2) day 2 consists of 50% of the then near month contract’s price plus 50% of the price of the next month contract, divided by 50% of the near month contract’s prior day’s price plus 50% of the price of the next month contract and (3) day 3 consists of 25% of the then near month contract’s price plus 75% of the price of the next month contract, divided by 25% of the near month contract’s prior day’s price plus 75% of the price of the next month contract. On day 4, the Benchmark Oil Futures Contract is the next month contract to expire at that time and that contract remains the Benchmark Oil Futures Contract until the beginning of the following month’s change in the Benchmark Oil Futures Contract over a four-day period. On each day during the four-day period, USCF anticipates it will “roll” the Fund’s positions in Oil Interests by closing, or buying, a percentage of the Fund’s short positions in Oil Interests and reinvesting the proceeds from closing those positions in new short positions in Oil Interests that reflect the change in the Benchmark Oil Futures Contract.

The anticipated dates that the monthly four-day roll period will commence are posted on the Fund’s website at www.uscfinvestments.com, and are subject to change without notice.

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms of the Fund’s NAV will continue to closely track, on an inverse leveraged basis, the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE closely tracking the NAV of the Fund. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of the Fund’s shares as traded on the NYSE will closely track, on a daily leveraged inverse basis, the changes in the spot price of light, sweet crude oil on a percentage basis.

The total portfolio composition of each Trust Series is disclosed on the applicable Trust Series’ website each business day that the NYSE Arca is open for trading. For a list of each of USOU and USOD current holdings, please see www.uscfinvestments.com. The website disclosure of portfolio holdings for each Trust Series is made daily and includes, as applicable, the name and value of each Oil Interest, the specific types of Other Oil-Related Investments and characteristics of such Other Oil-Related Investments, the name and value of each Treasury and cash equivalent, and the amount of cash held in each Trust Series, as applicable. The website is publicly accessible at no charge. The assets used for margin and collateral for each Trust Series are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

“Authorized Participants,” institutional firms that can purchase or redeem shares in blocks of 50,000 shares called “baskets” through each Trust Series marketing agent, may purchase or redeem baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE on the day the order is placed.

Each Trust Series receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in the statements of financial condition for each Trust Series as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay a transaction fee equal to 0.04% of total NAV of baskets to USOU and USOD for each order placed to create or redeem one or more baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF.

Most investors will buy and sell shares of each Trust Series in secondary market transactions through brokers. Shares will trade on NYSE under the ticker symbol “USOU” and “USOD.” Shares are bought and sold throughout the trading day like other publicly traded securities. When buying or selling shares through a broker, most investors will incur customary brokerage commissions and charges. Investors are encouraged to review the terms of their brokerage account for details on applicable charges.

What is the Investment Strategy of each Trust Series?

United States 3x Oil Fund

USOU will seek to achieve its investment objective by primarily investing in futures contracts for light, sweet crude oil that are traded on the NYMEX, ICE Futures Europe or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”).

USOU will, to a lesser extent and in view of regulatory requirements and/or market conditions:

(i)	next invest in (a) cleared swap transactions based on the Benchmark Oil Futures Contract, (b) non-exchange traded (“over-the-counter” or “OTC”), negotiated swap contracts that are based on the Benchmark Oil Futures Contract, and (c) forward contracts for oil;

(ii)	followed by investments in futures contracts for other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels, each of which are traded on the NYMEX, ICE Futures Europe or other U.S. and foreign exchanges as well as cleared swap transactions and OTC swap contracts valued based on the foregoing; and

(iii)	finally, invest in exchange-traded cash settled options on Oil Futures Contracts.

All such other investments are referred to as “Other Oil-Related Investments” and, together with Oil Futures Contracts, are “Oil Interests.”

For USOU to maintain a consistent 300% return versus the Benchmark Oil Futures Contract, the Fund’s holdings must be rebalanced on a daily basis by buying additional Oil Interests or selling Oil Interests that it holds. Such rebalancing will occur generally before or at the close of trading of the shares on the Exchange, at or as near as possible to that day’s settlement price, and will be disclosed on the Fund’s website as pending trades before the opening of trading on the Exchange the next business day and will be taken into account in USOU’s intra-day Indicative Fund Value and reflected in USOU’s end of day NAV on that business day.

USOU anticipates that, to the extent it invests in Oil Futures Contracts other than the Benchmark Oil Futures Contract or Other Oil-Related Investments, it will invest in futures, cleared and non-cleared swaps, and call and put options to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the price movements of the current Benchmark Oil Futures Contract. For example, if USOU invested in diesel-heating oil futures contracts, it may also enter into a swap or forward contract that is valued based on the difference between the diesel-heating oil futures contract and the Benchmark Oil Futures Contract so that the investment in the diesel-heating oil futures contracts together with such swap would provide a return that more closely matches the movements in the price of the Benchmark Oil Futures Contract.

USCF currently anticipates that regulatory requirements such as accountability levels set by exchanges or position limits set by exchanges or by other regulators, such as the CFTC, and market conditions including those allowing the Fund to obtain greater liquidity or to execute transactions with more favorable pricing, could cause the Fund to invest in Other Oil-Related Investments.

USOU will support its investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. Cash equivalents are short-term instruments with maturities of less than three months and shall include the following: (i) certificates of deposit issued against funds deposited in a bank or savings and loan association; (ii) bankers’ acceptances, which are short-term credit instruments used to finance commercial transactions; (iii) repurchase agreements and reverse repurchase agreements; (iv) bank time deposits, which are monies kept on deposit with banks or savings and loan associations for a stated period of time at a fixed rate of interest; (v) commercial paper, which are short-term unsecured promissory notes; and (vi) money market funds.

USOU may invest in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Interests. The majority of the Fund’s assets will be held in Treasuries, cash and/or cash equivalents with the Custodian.

USOU will seek to invest in a combination of Oil Interests such that the daily changes in its NAV, measured in percentage terms, less USOU’s expenses, will track three times (3x) the daily changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. As a specific benchmark, USCF will endeavor to place USOU’s trades in Oil Interests and otherwise manage USOU’s investments so that the difference between “A” and “B” will be plus/minus 0.30 percent (0.30%) of “B”, where:

•	A is the average daily percentage change in USOU’s per share NAV for any period of thirty (30) successive valuation days, i.e., any NYSE trading day as of which USOU calculates its per share NAV, less USOU’s expenses; and

•	B is three times the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

The design of USOU’s Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts (“backwardation”), then, absent the impact of the overall movement in crude oil prices, the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts (“contango”), then, absent the impact of the overall movement in crude oil prices, the value of the benchmark contract would tend to decline as it approaches expiration.

USCF believes that market arbitrage opportunities will cause daily changes in USOU’s share price on NYSE on a percentage basis, to closely track the daily changes in USOU’s per share NAV on a percentage basis. USOU will not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect USOU’s return as much as or more than the return of the Benchmark Oil Futures Contract. Further, the return for investors that invest for periods less than a full trading day or for a period different than a trading day will not be the product of the return of USOU’s stated investment objective and the performance of the Benchmark Oil Futures Contract for the full trading day. Additionally, investors should be aware that USOU’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil. Natural market forces called contango and backwardation can impact the total return on an investment in USOU’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USOU’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.) For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

United States 3x Short Oil Fund

USOD will seek to achieve its investment objective by primarily investing in short positions in futures contracts for light, sweet crude oil that are traded on the NYMEX, ICE Futures Europe or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”).

USOD will, to a lesser extent and in view of regulatory requirements and/or market conditions:

(i)	next invest in (a) cleared swap transactions based on short positions in the Benchmark Oil Futures Contract, (b) non-exchange traded (“over-the-counter” or “OTC”), negotiated swap contracts that are based on short positions in the Benchmark Oil Futures Contract, and (c) forward contracts for oil;

(ii)	followed by investments in short positions in futures contracts for other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels, each of which are traded on the NYMEX, ICE Futures Europe or other U.S. and foreign exchanges as well as cleared swap transactions and OTC swap contracts valued based on the foregoing; and

(iii)	finally, invest in exchange-traded cash settled options on Oil Futures Contracts.

All such other investments are referred to as “Other Oil-Related Investments” and, together with Oil Futures Contracts, are “Oil Interests.”

For USOD to maintain a consistent 300% return versus short positions in the Benchmark Oil Futures Contract, USOD’s holdings must be rebalanced on a daily basis by selling additional Oil Interests or buying Oil Interests for which it holds short positions. Such rebalancing will occur generally before or at the close of trading of the shares on the Exchange, at or as near as possible to that day’s settlement price, and will be disclosed on USOD’s website as pending trades before the opening of trading on the Exchange the next business day and will be taken into account in USOD’s intra-day Indicative Fund Value and reflected in USOD’s end of day NAV on that business day.

USOD anticipates that, to the extent it invests in Oil Futures Contracts other than the Benchmark Oil Futures Contract or Other Oil-Related Investments, it will invest in futures, cleared and non-cleared swaps, and call and put options to hedge the short-term price movements of such Oil Futures Contracts and Other Oil-Related Investments against the price movements of the current Benchmark Oil Futures Contract. For example, if USOD invested in diesel-heating oil futures contracts, it may also enter into a swap or forward contract that is valued based on the difference between the short positions in the diesel-heating oil futures contract and short positions in the Benchmark Oil Futures Contract so that the investment in the diesel-heating oil futures contracts together with such swap would provide a return that more closely matches the movements in the price of the Benchmark Oil Futures Contract.

USCF currently anticipates that regulatory requirements such as accountability levels set by exchanges or position limits set by exchanges or by other regulators, such as the CFTC, and market conditions including those allowing USOD to obtain greater liquidity or to execute transactions with more favorable pricing, could cause USOD to invest in Other Oil-Related Investments.

USOD will support its investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. Cash equivalents are short-term instruments with maturities of less than three months and shall include the following: (i) certificates of deposit issued against funds deposited in a bank or savings and loan association; (ii) bankers’ acceptances, which are short-term credit instruments used to finance commercial transactions; (iii) repurchase agreements and reverse repurchase agreements; (iv) bank time deposits, which are monies kept on deposit with banks or savings and loan associations for a stated period of time at a fixed rate of interest; (v) commercial paper, which are short-term unsecured promissory notes; and (vi) money market funds.

USOD may invest in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Oil Interests. The majority of USOD’s assets will be held in Treasuries, cash and/or cash equivalents with the Custodian.

USOD will seek to invest in a combination of Oil Interests such that the daily changes in its NAV, measured in percentage terms, less USOD’s expenses, will track three times the inverse (-3x) of the daily changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. As a specific benchmark, USCF will endeavor to place USOD’s trades in Oil Interests and otherwise manage USOD’s investments so that the difference between “A” and “B” will be plus/minus 0.30 percent (0.30%) of “B”, where:

•	A is the average daily percentage change in USOD’s per share NAV for any period of thirty (30) successive valuation days, i.e., any NYSE trading day as of which USOD calculates its per share NAV, less USOD’s expenses; and

•	B is three times the inverse of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

The design of USOD’s Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts (“backwardation”), then, absent the impact of the overall movement in crude oil prices, the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts (“contango”), then, absent the impact of the overall movement in crude oil prices, the value of the benchmark contract would tend to decline as it approaches expiration.

USCF believes that market arbitrage opportunities will cause daily changes in USOD’s share price on NYSE on a percentage basis, to closely track the daily changes in USOD’s per share NAV on a percentage basis. USOD will not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect USOD’s return as much as or more than the return of the Benchmark Oil Futures Contract. Further, the return for investors that invest for periods less than a full trading day or for a period different than a trading day will not be the product of the return of USOD’s stated investment objective and the performance of the Benchmark Oil Futures Contract for the full trading day. Additionally, investors should be aware that USOD’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or to track the inverse performance thereof. Natural market forces called contango and backwardation can impact the total return on an investment in USOD’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USOD’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.) For a more in-depth discussion of the impact of contango and backwardation, see “Item 1A. Risk Factors” in this annual report on Form 10-K.

What Is the “Benchmark Oil Futures Contract”?

The Benchmark Oil Futures Contract is the futures contract on light, sweet crude oil as traded on the New York Mercantile Exchange (the “NYMEX”), traded under the trading symbol “CL” (for WTI Crude Oil futures), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire.

What is the Crude Oil Market?

USOU and USOD may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on the ICE Futures or other U.S. and foreign exchanges. The NYMEX contracts provide for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures Europe. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a West Texas Intermediate (“WTI”) crude oil futures contract which trades in units of 1,000 barrels. The WTI crude oil futures contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

Light, Sweet Crude Oil. Light, sweet crudes are preferred by refiners because of their low sulfur content and relatively high yields of high-value products such as gasoline, diesel fuel, diesel-heating oil, and jet fuel. The price of light, sweet crude oil has historically exhibited periods of significant volatility.

Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners. Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.

Crude oil supply is determined by both economic and political factors. Oil prices (along with drilling costs, availability of attractive prospects for drilling, taxes and technology, among other factors) determine exploration and development spending, which influence output capacity with a lag. In the short run, production decisions by the Organization of Petroleum Exporting Countries (“OPEC”) also affect supply and prices. Oil export embargoes and the current conflicts in the Middle East represent other routes through which political developments move the market. It is not possible to predict the aggregate effect of all or any combination of these factors.

What are Oil Futures Contracts?

Futures contracts are agreements between two parties. One party agrees to buy a commodity such as crude oil from the other party at a later date at a price and quantity agreed upon when the contract is made. Oil Futures Contracts are traded on futures exchanges, including the NYMEX. For example, the Benchmark Oil Futures Contract is traded on the NYMEX in units of 1,000 barrels. Oil Futures Contracts traded on the NYMEX are priced by floor brokers and other exchange members both through an “open outcry” of offers to purchase or sell the contracts and through an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell. Additional risks of investing in Oil Futures Contracts are included in “Item 1A. Risk Factors” in this annual report on Form 10-K.

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by a Trust Series is not) may hold, own or control. These levels and position limits apply to the futures contracts that a Trust Series invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contract as the NYMEX. If USOU, USOD and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USOU, USOD and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, a Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2017, USOU held 223 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts. As of December 31, 2017, USOD held 55 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts. For the period ended December 31, 2017, USOU and USOD each did not exceed accountability levels imposed by the NYMEX or ICE Futures however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USL did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that a Trust Series will run up against such position limits because each Trust Series investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the period ended December 31, 2017, USOU and USOD did not exceed position limits imposed by the NYMEX and ICE Futures.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series. See “The Commodity Interest Markets- Commodities Regulation” in this annual report on Form 10-K for additional information.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for agricultural products and certain energy products (e.g., oil and natural gas). As a result, each Trust Series may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purposes of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply to the Position Limit Rules if and when such Position Limit Rules are adopted.

Price Volatility. The price volatility of Oil Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds. Price volatility often is greater day-to-day as opposed to intra-day. Oil Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by crude oil futures traders throughout the day. Because USOU and USOD invest a significant portion of their assets in Oil Futures Contracts, the assets of USOU and USOD, and therefore the prices of USOU and USOD shares, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions. Oil Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USOU’s or USOD’s futures positions have declined in value, USOU or USOD may be required to post “variation margin” to cover this decline. Alternatively, if USOU’s or USOD’s futures positions have increased in value, this increase will be credited to USOU’s or USOD account.

What are the Trading Policies of USOU and USOD?

Liquidity

Each Trust Series invests only in Oil Futures Contracts and Other Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in Other Oil-Related Investments that, in the opinion of USCF, may be readily liquidated with the original counterparty or through a third party assuming the position of the Trust Series.

Spot Commodities

While the crude Oil Futures Contracts traded can be physically settled, each Trust Series does not intend to take or make physical delivery. Each Trust Series may from time to time trade in Other Oil-Related Investments, including contracts based on the spot price of crude oil.

Leverage

With respect to USOU, USCF endeavors to have the aggregate market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments equal to three times (3x) the Fund’s total net assets. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value.

With respect to USOD, USCF endeavors to have the aggregate short market value of its obligations under its Oil Futures Contracts and Other Oil-Related Investments equal to three times (3x) the value of the Fund’s Treasuries, cash and cash equivalents, whether held by the Fund or posted as margin or other collateral, at the close of each trading day (as measured at the time the Fund calculates its NAV). Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value.

Borrowings

Borrowings are not expected to be used by USOU and USOD unless USOU or USOD is required to borrow money in the event of physical delivery, if USOU or USOD trades in cash commodities, or for short-term needs created by unexpected redemptions.

OTC Derivatives (Including Spreads and Straddles)

In addition to Oil Futures Contracts, there are also a number of listed options on the Oil Futures Contracts on the principal futures exchanges. These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the crude oil market. Consequently, each Trust Series may purchase options on crude Oil Futures Contracts on these exchanges in pursuing its investment objective.

In addition to the Oil Futures Contracts and options on the Oil Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Oil Futures Contracts or exchange-traded options on the Oil Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, the Fund will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC contract pursuant to guidelines approved by USCF’s board.

Each Trust Series may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (an “Exchange for Related Position” or “EFRP transaction”). In the most common type of EFRP transaction entered into by each Trust Series, the OTC component is the purchase or sale of one or more baskets of the Fund shares. These EFRP transactions may expose the Fund to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

Each Trust Series may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking, on a leveraged basis, the price of the Benchmark Oil Futures Contract. Each Trust Series would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.

Each Trust Series does not anticipate engaging in trading in futures contracts listed on a foreign exchange, forward contracts or options on such contracts, but it may do so as outlined in the Fund’s listing exemptive order or as permitted under current regulations.

During the reporting period of this annual report on Form 10-K, each Trust Series limited its derivatives activities to Oil Futures Contracts and EFRP transactions.

Pyramiding

USCF has not employed, and will not employ, the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

REX MLP shares, LLC (“REX”) is a single member limited liability company that was formed in the state of Delaware on December 3, 2015. It maintains its main business office at 44 Post Road West, Westport, CT 06880. REX is a wholly-owned subsidiary of REX Shares, LLC, a Delaware limited liability company (“REX Shares”). REX Shares creates and delivers intelligently engineered investment products and is based in Westport, Connecticut.

Pursuant to its agreement with USCF, REX provides services to USCF in connection with the development and launch of the Fund as well as certain other REX Funds. In addition, REX works with USCF to develop the investment methodology for the REX Funds, provide the appropriate benchmarks for the REX Funds, and assist in determining the strategy for satisfying the investment methodology. For certain other REX Funds, which do not include the Fund, REX will assist USCF in obtaining a license or sub-license for the applicable REX Funds, as needed, with respect to any relevant index.

USCF will pay a monthly fee to REX for services provided to the Fund that will be calculated according to the following formula (the “Monthly Fee”):

Monthly Fee = (A-B) x C

For purposes of calculating the Monthly Fee:

“A”     equals the Management Fee payable by the Fund to USCF during the applicable calendar month; and,

“B”     equals the amount of the Manager Expenses payable during the applicable calendar month where (i) “Manager Expenses” means: (a) all direct expenses incurred by USCF in connection with formation and operation of the Trust and the Fund, as set forth in the trust agreement for the Trust, (b) all expenses, including Fund Expenses, reimbursed by USCF to the Fund, and (c) such other expenses as REX and USCF may agree from time to time to designate as “Manager Expenses” provided that, for the avoidance of doubt, “Manager Expenses” shall specifically exclude Management Fees, and (ii) “Fund Expenses” means (a) the Management Fee payable to USCF, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX; and

“C”     equals 40%.

In any month where “A” minus “B” equals zero (0) or a number less than zero (0), then the amount of the Monthly Fee paid to REX for such month shall be zero. USCF will pay the Monthly Fee on behalf of the Fund to REX on a monthly basis within thirty business days of the end of each calendar month.

Custodian, Registrar, Transfer Agent, and Administrator

In its capacity as the Custodian for each Trust Series, BBH&Co. (in such capacity, the “Custodian”) may hold each Trust Series Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the shares. In addition, in its capacity as Administrator for the Fund, BBH&Co. (in such capacity, the “Administrator”) performs certain administrative and accounting services for the Fund and prepares certain SEC, NFA and CFTC reports on behalf of the Fund.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to each series of the Trust and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

BBH&Co.’s principal business address is 50 Post Office Square, Boston, MA 02110. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

Delaware Trustee

Wilmington Trust, National Association, a national banking association, with its principal place of business in the State of Delaware, as Delaware trustee (the “Trustee”) serves as the Trust’s corporate trustee as required under the Delaware Statutory Trust Act (“DSTA”). USCF pays the Trustee $3,000 annually for its services to the Trust.

The Trustee is the sole trustee of the Trust. The rights and duties of the Trustee and USCF with respect to the offering of the shares and the Fund management and the shareholders are governed by the provisions of the DSTA and by the Trust Agreement. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the DSTA. The Trustee does not owe any other duties to the Trust, USCF or the shareholders of the Fund. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware, 19890. The Trustee is unaffiliated with USCF.

The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Trust, provided, that any such resignation will not be effective until a successor Trustee is appointed by USCF. USCF has the discretion to replace the Trustee.

Only the assets of the Trust and USCF are subject to issuer liability under the federal securities laws for the information contained in this prospectus and under federal securities laws with respect to the issuance and sale of the shares. Under such laws, neither the Trustee, either in its capacity as Trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer or a director, officer or controlling person of the issuer of the shares. The Trustee’s liability in connection with the issuance and sale of the shares is limited solely to the express obligations of the Trustee set forth in the Trust Agreement.

Under the Trust Agreement, USCF has exclusive management and control of all aspects of the Trust’s business. The Trustee has no duty or liability to supervise the performance of USCF, nor will the Trustee have any liability for the acts or omissions of USCF. The shareholders have no voice in the day to day management of the business and operations of the Fund and the Trust, other than certain limited voting rights as set forth in the Trust Agreement. In the course of its management of the business and affairs of the Fund and the Trust, USCF may, in its sole and absolute discretion, appoint an affiliate or affiliates of USCF as additional sponsors and retain such persons, including affiliates of USCF, as it deems necessary to effectuate and carry out the purposes, business and objectives of the Trust.

Because the Trustee has no authority over the Trust’s operations, the Trustee itself is not registered in any capacity with the CFTC.

Marketing Agent

Each Trust Series also employs ALPS Distributors, Inc. (“ALPS Distributors”) as the Marketing Agent, which is further discussed under “What is the Plan of Distribution?” USCF pays the Marketing Agent a fee for its services as marketing agent to each Trust Series equal to 0.06% on Fund assets up to the first $3 billion; and 0.04% on Fund assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for marketing and/or distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the U.S. Securities and Exchange Commission and is a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation.

Relationship with Charles Schwab & Co., Inc.

USCF or the Marketing Agent, or an affiliate of USCF or the Marketing Agent, may directly or indirectly make cash payments to certain broker-dealers for participating in activities that are designed to make registered representatives and other professionals more knowledgeable about exchange-traded funds and exchange-traded products, including each Trust Series and the Related Public Funds, or for other activities, such as participation in marketing activities and presentations, educational training programs, conferences, the development of technology platforms and reporting systems. USCF and/or the Marketing Agent have, or may in the future have, arrangements to make payments, other than for the educational programs and marketing activities described above, to Charles Schwab & Co., Inc. (“Schwab”). Pursuant to the arrangement between USCF and Schwab, Schwab has agreed to promote certain exchange-traded funds and exchange-traded products to Schwab’s customers, which may include the Fund and certain of the Related Public Funds, and not to charge certain of its customers any commissions when those customers purchase or sell shares of participating exchange-traded funds and exchange-traded products. Payments to a broker-dealer or intermediary may create potential conflicts of interest between the broker-dealer or intermediary and its clients. These amounts, which may be significant, are paid by USCF and/or the Marketing from their own resources and not from the assets of the Fund or the Related Public Funds.

Futures Commission Merchant

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital”) to serve as FCM for each Trust Series, effective October 10, 2013. This agreement requires RBC Capital to provide services to each Trust Series, as of October 10, 2013, in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through RBC Capital for the account of each Trust Series. For the period October 10, 2013 and after, each Trust Series pays RBC Capital commissions for executing and clearing trades on behalf of each Trust Series.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. Effective October 10, 2013, RBC Capital became the futures clearing broker for the Trust Series. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

Royal Bank of Canada (“RBC”), and its subsidiary, RBC Capital Markets LLC (“RBC Capital”), are large financial institutions subject to many different complex legal and regulatory requirements. As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations. RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Exchange”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the CME Group found that the manner in which the trades occurred violated the Exchange’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine.

On June 18, 2015, in connection with the Municipalities Continuing Disclosure Cooperation initiative of the U.S. Securities and Exchange Commission (“SEC”), the SEC commenced and settled an administrative proceeding against RBC Capital for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“Securities Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC Capital paid a fine of $500,000.

RBC and certain affiliates were named as defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation, which was resolved in 2011. RBC reached a final settlement with all parties in the civil litigation, and the civil action against RBC was dismissed with prejudice on December 6, 2016.

On July 31, 2015, RBC Capital was added as a new defendant in a pending putative class action initially filed in November 2013 in the United States District Court for the Southern District of New York. The action is brought against multiple foreign exchange dealers and alleges collusive behavior, among other allegations, in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC, regarding foreign exchange trading. In September 2017, the U.S. District Court entered an order preliminarily approving a pending settlement with class plaintiffs. Canadian class actions and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs remain pending.

On April 13, 2015, RBC’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants. The French prosecutor’s office has appealed.

Thornburg Mortgage Inc. (now known as “TMST”) and RBC were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties have subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

On October 14, 2014, the Delaware Court of Chancery (the “Court of Chancery”) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC is cooperating with an investigation by the SEC relating to this matter. In particular, the SEC contended that RBC caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Securities Exchange Act of 1934 and Rule 14A-9 thereunder. On August 31, 2016, RBC was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

On March 11, 2013, the New Jersey Bureau of Securities entered a consent order settling an administrative complaint against RBC, which alleged that RBC failed to follow its own procedures with respect to monthly account reviews and failed to maintain copies of the monthly account reviews with respect to certain accounts that James Hankins Jr. maintained at the firm in violation of N.J.S.A. 49:3-58(a)(2)(xi) and 49:3-59(b). Without admitting or denying the findings of fact and conclusions of law, RBC consented to a civil monetary penalty of $150,000 (of which $100,000 was suspended as a result of the firm’s cooperation) and to pay disgorgement of $300,000.

Please see RBC’s Form BD, which is available on the FINRA BrokerCheck program, for more details.

RBC Capital will act only as clearing broker for each Trust Series and as such will be paid commissions for executing and clearing trades on behalf of the Trust Series. RBC Capital has not passed upon the adequacy or accuracy of this annual report on Form 10-k. RBC Capital will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or the Trust Series.

RBC Capital is not affiliated with the Trust Series or USCF. Therefore, neither USCF nor the Trust Series believes that there are any conflicts of interest with RBC Capital or its trading principals arising from its acting as the FCM for each Trust Series.

Currently, USCF does not employ commodity trading advisors for the trading of the contracts for each Trust Series. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading Advisor for USCI, CPER and USAG. If, in the future, USCF does employ commodity trading advisors for the Fund, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USOU and USOD

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.95%. (1)

BBH&Co., Custodian, Transfer Agent and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	Each Trust Series is contractually obligated to pay USCF a management fee based on daily net assets and paid monthly of 0.95%. Average daily net assets are calculated daily by taking the average of the total net assets of the Fund over the calendar year, i.e., the sum of daily total net assets divided by the number of calendar days in the year. On days when markets are closed, the total net assets are the total net assets from the last day when the market was open.

(2)	USCF pays this compensation.

Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Compensation to USCF

USOU and USOD are contractually obligated to pay USCF a management fee based on 0.95%, per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of each Trust Series’ total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USOU or USOD and Non-Affiliated Service Providers (3)

Service Provider	Compensation Paid by USOU and USOD
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USOU and USOD pay this compensation.

Expenses Paid or Accrued by USOU from Inception through December 31, 2017 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$17,178
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$7,869
Other Amounts Paid or Accrued(5):	$–
Total Expenses Paid or Accrued:	$25,047

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOU from Inception through December 31, 2017 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	1.21% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.55% annualized
Other Amounts Paid or Accrued(6):	0.00% annualized
Total Expenses Paid or Accrued:	1.76% annualized

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOD from Inception through December 31, 2017 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$12,380
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,820
Other Amounts Paid or Accrued(5):	$–
Total Expenses Paid or Accrued:	$18,200

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOD from Inception through December 31, 2017 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	1.51% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.71% annualized
Other Amounts Paid or Accrued(6):	0.00% annualized
Total Expenses Paid or Accrued:	2.22% annualized

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the Trust Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all Shareholders and holders of the shares in certificated form in the registry (“Register”). USCF recognizes transfer of shares in certified form only if done in accordance with the Trust Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in DTC.

Book Entry. Individual certificates are not issued for the shares. Instead, shares are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the shares outstanding at any time. Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those who hold interests in the shares through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of shares. DTC Participants acting on behalf of investors holding shares through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System. Shares are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC has advised us as follows: It is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act. DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Transfer of Shares

The shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their shares through DTC by instructing the DTC Participant holding their shares (or by instructing the Indirect Participant or other entity through which their shares are held) to transfer the shares. Transfers are made in accordance with standard securities industry practice.

Transfers of interests in shares with DTC are made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer. DTC has established procedures to facilitate transfers among the participants and/or accountholders of DTC. Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a certificate or other definitive document representing such interest.

DTC has advised us that it will take any action permitted to be taken by a shareholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Calculating Per Share NAV

Each Trust Series per share NAV will be calculated by:

•	Taking the current market value of its total assets;
•	Subtracting any liabilities; and
•	Dividing that total by the total number of outstanding shares.

The Administrator will calculate the NAV of each Fund once each NYSE trading day. The NAV for a normal trading day will be released after 4:00 p.m. Eastern time (“E.T.”). Trading during the Exchange’s Core Trading Session typically closes at 4:00 p.m. E.T. For futures contracts and options traded on exchanges the Administrator will use the closing or settlement price published by the applicable exchange or, in the case of a market disruption, the last traded price before settlement. In the case of the Benchmark Oil Futures Contract, the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. E.T.) for the contracts traded on the NYMEX will be used. Other investments’ values for purposes of determining the NAV for each Fund, including Treasuries, cash equivalents (other than money market funds), cleared and non-cleared swaps, forwards, options and swaps will be calculated by the Administrator using market quotations and market data, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE or 4:00 p.m. E.T. Money market funds will be valued at their end of day NAV. The Funds may hold cash in the form of U.S. dollars.

Third parties supplying quotations or market data may include, without limitation, information vendors, dealers in the relevant markets, end-users of the relevant product, brokers and other sources of market information. Other information customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by a Fund in the regular course of business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized.

In addition, in order to provide updated information relating to the Fund for use by investors and market professionals, NYSE will calculate and disseminate throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value will be calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active light, sweet Oil Futures Contract on the NYMEX. The prices reported for the active Oil Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for that contract and the spot month contract. In the event that the spot month contract is also the Benchmark Oil Futures Contract, the last sale price for the Benchmark Oil Futures Contract is not adjusted. The indicative fund value share basis disseminated during NYSE core trading session hours should not be viewed as an actual real time update of the NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Fund’s investments. The indicative fund value share basis disseminated during NYSE core trading session hours should not be viewed as an actual real time update of the NAV, because NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Fund’s investments.

The indicative fund value will be disseminated on a per share basis every 15 seconds during regular NYSE core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 9:00 a.m. New York time to 2:30 p.m. New York time. This means that there will be a gap in time at the end of each day during which the Fund’s shares are traded on the NYSE, but real-time NYMEX trading prices for oil futures contracts traded on the NYMEX are not available. During such gaps in time the indicative fund value will be calculated based on the end of day price of such Oil Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Oil Futures Contracts, Other Oil-Related Investments and Treasuries held by the Fund will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

NYSE will disseminate the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value will be published on NYSE’ website and will be available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the shares of the Fund on NYSE. Investors and market professionals will be able throughout the trading day to compare the market price of the Fund and the indicative fund value. If the market price of the shares of the Fund diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy shares of the Fund on NYSE and sell short oil futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value and thus can be beneficial to all market participants.

Creation and Redemption of Shares

Each Trust Series intends to create and redeem shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets will be made only in exchange for delivery to the Fund or the distribution by the Fund of the amount of Treasuries and/or cash represented by the baskets being created or redeemed, the amount of which will be equal to the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants will be the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF. The Authorized Participant Agreement will provide the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by each Trust Series, without the consent of any limited partner or Shareholder or Authorized Participant. Authorized Participants pay a transaction fee equal to 0.04% of total NAV of the Creation Baskets to each Trust Series for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commission or other form of compensation or inducement of any kind from either the Trust Series or USCF, and no such person will have any obligation or responsibility to USCF or the Trust Series to effect any sale or resale of shares. As of December 31, 2017, 1 Authorized Participant had entered into an agreement with USCF on behalf of USOU and USOD. During the period ended December 31, 2017, USOU issued 2 Creation Baskets and did not redeem any Redemption Baskets. During the period ended December 31, 2017, USOD issued 2 Creation Baskets and did not redeem any Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell crude oil or Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Participant’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Oil Interests or the price of the shares.

Each Authorized Participant will be required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be registered as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, USCF, and the Trust under limited circumstances, agree to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the Trust Agreement and the form of Authorized Participant Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Participant may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when NYSE or any futures exchange upon which a Benchmark Oil Futures Contract is traded is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on NYSE, whichever is earlier. The day on which the Marketing Agent accepts a purchase order in satisfactory form and approves such order in accordance with the procedures set forth in the Authorized Participant Agreement is referred to as the purchase order date.

By placing a purchase order, an Authorized Participant agrees to deposit Treasuries, cash or a combination of Treasuries and cash with the Trust, as described below. Prior to the delivery of baskets for a purchase order, the Authorized Participant must also have wired to the Custodian the non-refundable transaction fee due for the purchase order. Authorized Participants may not withdraw a creation request.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian of the Fund, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC transaction (through itself or a designated acceptable broker) with the Fund for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and types of contracts specified shall be determined by USCF, in its sole discretion, to meet the Fund’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of the Fund (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. USCF intends to determine, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in deposits to create baskets. The Marketing Agent will publish an estimate of the Creation Basket Deposit requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order will be responsible for transferring to the Trust Series’ account with the Custodian the required amount of Treasuries and/or cash by noon New York time on the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator will direct DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order date. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of the Trust Series shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. A Trust Series’ per share NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right, but shall have no obligation, to reject any purchase order or Creation Basket Deposit if USCF determines that:

•	the purchase order or Creation Basket Deposit is not in proper form;
•	it would not be in the best interest of the shareholders of the Fund;
•	due to position limits or otherwise, investment alternatives that will enable a Trust Series to meet its investment objective are not available to such Trust Series at that time;
•	the acceptance of the purchase order or the Creation Basket Deposit would have adverse tax consequences to a Trust Series or its shareholders;
•	the acceptance or receipt of which would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, the Marketing Agent or the Custodian make it, for all practical purposes, not feasible to process Creation Baskets (including if USCF determines that the investments available to the Fund at that time will not enable it to meet its investment objective).

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Participant will be able to redeem one or more baskets will mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on NYSE, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form and approved by the Marketing Agent (“Redemption Order Date”) in accordance with the procedures set forth in the Authorized Participant Agreement. The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the baskets to be redeemed through DTC’s book-entry system to the Fund not later than noon New York time on the second business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to USCF’s account at the Custodian the non-refundable transaction fee due for the redemption order. An Authorized Participant may not withdraw a redemption order.

The manner by which redemptions will be made will be dictated by the terms of the Authorized Participant Agreement. By placing a redemption order, an Authorized Participant will be agreeing to (1) deliver the Redemption Basket to be redeemed through DTC’s book-entry system to a Trust Series’ account with the Custodian no later than 3:00 p.m. New York time on the second business day following the effective date of the redemption order (“Redemption Order Date”), and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC transaction (through itself or a designated acceptable broker) with a Trust Series for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the Redemption Order Date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and type of contracts specified shall be determined by USCF, in its sole discretion, to meet a Trust Series’ investment objective and shall be sold as a result of the Authorized Participant’s sale of shares.

Determination of Redemption Distribution

The redemption distribution from a Trust Series will consist of a transfer to the redeeming Authorized Participant of an amount of Treasuries and/or cash that is in the same proportion to the total assets of such Trust Series (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of shares to be redeemed under the redemption order is in proportion to the total number of shares outstanding on the date the order is received. USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and cash, including the remaining maturities of the Treasuries and proportions of Treasuries and cash that may be included in distributions to redeem baskets. The Marketing Agent will publish an estimate of the redemption distribution per basket as of the beginning of each business day.

Delivery of Redemption Distribution

The redemption distribution due from a Trust Series will be delivered to the Authorized Participant on the second business day following the redemption order date if, by 3:00 p.m., New York time on such second business day, such Trust Series’ DTC account has been credited with the baskets to be redeemed. If such Trust Series’ DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received. Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USCF receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to a Trust Series’ DTC account by 3:00 p.m., New York time on such next business day. Any further outstanding amount of the redemption order shall be cancelled. Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to a Trust Series’ DTC account by 3:00 p.m., New York time on the second business day following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which NYSE or any of the futures exchanges upon which a Benchmark Oil Futures Contract is traded is closed other than customary weekend or holiday closings, or trading on NYSE or such futures exchanges is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Trust Series’ assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating a Trust Series’ positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets. USCF acting by itself or through the Marketing Agent may, in its sole discretion, reject any Redemption Order (1) USCF determines that the Redemption Order is not in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of USCF, the Marketing Agent or the Custodian make it for all practical purposes not feasible for the shares to be delivered under the Redemption Order. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two (2) baskets) or less.

Creation and Redemption Transaction Fee

To compensate each Trust Series for expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to each Trust Series equal to 0.04% of total NAV of the Creation Baskets to create or redeem baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of notice.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify USCF and each Trust Series if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As noted, each Trust Series will create and redeem shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to a Trust Series or the distribution by a Trust Series of the amount of Treasuries and/or cash equal to the aggregate NAV of the number of shares included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Participants will be the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant will be under no obligation to create or redeem baskets, and an Authorized Participant will be under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on NYSE, the NAV of the shares at the time the Authorized Participant purchased the Creation Baskets, the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments. Baskets will generally be redeemed when the price per share is at a discount to the NAV per share. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either a Trust Series or USCF and no such person has any obligation or responsibility to USCF or a Trust Series to effect any sale or resale of shares. Shares trade in the secondary market on NYSE. Shares are expected to trade in the secondary market on NYSE. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments. While the shares trade during the core trading session on the NYSE until 4:00 p.m. New York time, liquidity in the market for Oil Interests may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

Who is the Trustee?

Wilmington Trust, National Association, a national banking association, with its principal place of business in the State of Delaware, as Delaware trustee (the “Trustee”) serves as the Trust’s corporate trustee as required under the Delaware Statutory Trust Act (“DSTA”). USCF pays the Trustee $3,000 annually for its services to the Trust.

The Trustee is the sole trustee of the Trust. The rights and duties of the Trustee and USCF with respect to the offering of the shares and the Fund management and the shareholders are governed by the provisions of the DSTA and by the Trust Agreement. The Trustee will accept service of legal process on the Trust in the State of Delaware and will make certain filings under the DSTA. The Trustee does not owe any other duties to the Trust, USCF or the shareholders of the Fund. The Trustee’s principal offices are located at 1100 North Market Street, Wilmington, Delaware, 19890. The Trustee is

unaffiliated with USCF.

The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Trust, provided, that any such resignation will not be effective until a successor Trustee is appointed by USCF. USCF has the discretion to replace the Trustee.

Only the assets of the Trust and USCF are subject to issuer liability under the federal securities laws for the information contained in this prospectus and under federal securities laws with respect to the issuance and sale of the shares. Under such laws, neither the Trustee, either in its capacity as Trustee or in its individual capacity, nor any director, officer or controlling person of the Trustee is, or has any liability as, the issuer or a director, officer or controlling person of the issuer of the shares. The Trustee’s liability in connection with the issuance and sale of the shares is limited solely to the express obligations of the Trustee set forth in the Trust Agreement.

Investments

USCF will cause a Trust Series to transfer the proceeds of the sale of Creation Baskets to the Custodian or another custodian for use in trading activities. USCF will invest a Trust Series’ assets in Oil Interests. When a Trust Series purchases Oil Interests that are exchange-traded, the Trust Series will be required to deposit typically 5% to 30% with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on a Trust Series. USCF will invest a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

•	held as margin or collateral with FCMs or other custodians;
•	used for other investments; and
•	held in bank accounts to pay current obligations and as reserves.

Approximately 15% to 90% of a Trust Series’ assets will be committed as margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Oil Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under the Oil Interests, and each party’s creditworthiness. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of a Trust Series’ assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by a Trust Series will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for the Trust Series’ benefit. USCF invests the balance of a Trust Series’ assets not invested in Oil Interests or held in margin as reserves to be available for changes in margin. All interest income is used for the Trust Series’ benefit.

An FCM, counterparty, government agency or exchange could increase margin or collateral requirements applicable to a Trust Series to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of a Trust Series posted as margin for the Benchmark Oil Futures Contracts or other exchange-traded futures contracts will be held in segregation pursuant to the CEA and CFTC regulations.

If a Trust Series enters into a swap agreement, it must post both collateral and independent amounts to its swap counterparty(ies). The amount of collateral a Trust Series posts changes according to the amounts owed by the Trust Series to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by the Trust Series at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third party custodian.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g. contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g. retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of shares of each Trust Series, as well as shares of each Related Public Fund, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares are regulated as described above, as well as by the self-regulatory association, FINRA.

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place. Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals. The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader. Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market. Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions. The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract. Unlike futures contracts, however, forward contracts are typically traded in the OTC markets and are not standardized contracts. Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved. Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange. If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date. Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date. Nevertheless, in some instances forward contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as a Trust Series or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets are regulated by the CFTC and SEC.

Regulation exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, certain regulatory requirements applicable to swaps (such as clearing and margin). The exemption does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps and non-deliverable forwards.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so. The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies. Trading in the interbank market also exposes the Trust Series to a risk of default since failure of a bank with which a Trust Series had entered into a forward contract would likely result in a default and thus possibly substantial losses to the Trust Series.

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange. An option on a futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest. The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

The seller, or writer, of an option is obligated to take a position in the underlying interest at a specified price opposite to the option buyer if the option is exercised. The seller of a call option must stand ready to take a short position in the underlying interest at the strike price if the buyer should exercise the option. The seller of a put option, on the other hand, must stand ready to take a long position in the underlying interest at the strike price.

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels. Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of-the-money if the strike price is below current market levels.

Options have limited life spans, usually tied to the delivery or settlement date of the underlying interest. Some options, however, expire significantly in advance of such date. The purchase price of an option is referred to as its premium, which consists of its intrinsic value (which is related to the underlying market value) plus its time value. As an option nears its expiration date, the time value shrinks and the market and intrinsic values move into parity. An option that is out-of-the-money and not offset by the time it expires becomes worthless. On certain exchanges, in-the-money options are automatically exercised on their expiration date, but on others unexercised options simply become worthless after their expiration date.

Regardless of how much the market swings, the most an option buyer can lose is the option premium. The option buyer deposits his premium with his broker, and the money goes to the option seller. Option sellers, on the other hand, face risks similar to participants in the futures markets. For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract. Because no one can predict exactly how the market will move, the option seller typically posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts. An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity. However, unlike options on futures contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the OTC market. Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap. Swap contracts are principally traded off-exchange, although certain swap contracts are also being traded in electronic trading facilities and cleared through clearing organizations.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments. Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is generally limited to the net amount of payments that the party is contractually obligated to make. In some swap transactions one or both parties may require collateral deposits from the counterparty to support that counterparty’s obligation under the swap agreement. If the counterparty to such a swap defaults, the risk of loss consists of the net amount of payments that the party is contractually entitled to receive less any collateral deposits it is holding.

Some swap transactions are cleared through central counterparties. “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a central clearing counterparty, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the central clearing counterparty becoming the counterparty to both of the initial parties to the swap. These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty. Once accepted by the clearing house, the original swap transaction is terminated and replaced by two mirror trades for which the central counterparty becomes the counterparty to each of the original parties based upon the trade terms determined in the original transaction. In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

Commodities Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and the rules and regulations adopted thereunder and administered by the CFTC. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading. The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC also regulates the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a CPO, such as USCF, to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Trust Series or the Related Public Funds.

Under certain circumstances, the CEA grants shareholders the right to institute a reparations proceeding before the CFTC against USCF (as a registered commodity pool operator), as well as those of their respective employees who are required to be registered under the CEA. Shareholders may also be able to maintain a private right of action for certain violations of the CEA.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association. The NFA is the only self-regulatory association for commodities professionals other than the exchanges. As such, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals that do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity pool operators. USCF is a member of the NFA. As a member of the NFA, USCF is subject to NFA standards relating to fair trade practices, financial condition, and consumer protection.

The CEA requires all FCMs, i.e., Trust Series’ clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives. The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

CFTC regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. These regulations are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

Each Trust Series’ investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or an FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Discussed below are several key regulatory items that are relevant to the Trust Series. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. In addition, with regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on a Trust Series is impossible to predict, but it could be substantial and adverse.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect a Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, a Trust Series may each be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

Margin Requirements

Futures and Cleared Swaps

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts. Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the trader’s performance of the futures contracts that he or she purchases or sells.

Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from 5%) of the aggregate purchase or sales price of the contract. Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation. As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin. In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as the Trust Series’ clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves. The clearing brokers require a Trust Series to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Margin requirements are computed each day by the relevant clearing organization and a trader’s clearing broker. When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker. With respect to trading by a Trust Series, a Trust Series (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

Options

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full. When a trader sells an option, on the other hand, he or she may be required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option. The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

OTC Swaps

In October 2015 the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities”, and the joint final rules, the “Final Margin Rules”).

The Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end users (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes.

The Final Margin Rules require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. Each of the Trust Series is not a Covered Swap Entity under the Final Margin Rules but each is a financial end-user. Accordingly, each of the Trust Series is currently subject to the variation margin requirements of the Final Margin Rules. However, each of the Trust Series does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015, the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into an interest rate or index-based credit default swaps that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require a Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by the FCM of each Trust Series.

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on an SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

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

SEC Reports

The Trust makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC through its website at: www.sec.gov.

CFTC Reports

The Trust and its Trust Series also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns trademark registrations for USCF (U.S. Reg. No. 5127374) in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “fund investment services,”, and USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008. USCF UNITED STATES COMMODITY FUNDS LLC THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg. No. 4250812), USCF THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg. No 4250813, USCF UNITED STATES COMMODITY FUNDS LLC THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg No. 4258460) and USCF THE 3RD GENERATION OF COMMODITY INDEX FUNDS (U.S. Reg No. 4258461) in use since May 14, 2012. USCF applied for trademark registration for INVEST IN WHAT’S REAL (Serial No. 87073498) in use since April 2014. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A.	Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Trust ‘s and Trust Series’ financial statements and the related notes.

Risks Related to Leveraged Investments

Due to the compounding of daily returns, each Fund’s returns over periods longer than a single day will likely differ in amount and possibly even direction from such Fund multiple times the benchmark return for the period.

The investment objective of each Fund is for the daily changes in percentage terms of its per share NAV to reflect, in the case of USOU, three times (3x) the daily change in percentage terms of the Benchmark Oil Futures Contract, and in the case of USOD, three times the inverse (-3x) of the daily change in percentage terms of the Benchmark Oil Futures Contract. Each Fund seeks investment results for a single day only, as measured from NAV calculation time to NAV calculation time, and not for any other period. The return of each Fund for a period longer than a single day is the result of its return for each day compounded over the period, and usually will differ from, in the case of USOU, three times (3x) the return of the Benchmark Oil Futures Contract for the same period, and in the case of USOD, three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract for the same period. The Funds could lose money over time regardless of the performance of the Benchmark Oil Futures Contract, including as a result of daily rebalancing, the Benchmark Oil Futures Contract’s volatility, and compounding. Longer holding periods, higher volatility of the Benchmark Oil Futures Contract, inverse exposure in the case of USOD, and greater leverage each affect the impact of compounding on each Fund’s returns. Daily compounding of each Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to each Fund’s return for a period as the return of the Benchmark Oil Futures Contract.

The Funds uses leverage and should produce returns for a single day that are more volatile than that of the Benchmark Oil Futures Contract. For example, the return for a single day should be approximately three times as volatile for a single day as the return of a fund with an objective of matching, in the case of USOU, or inversely tracking, in the case of USOD, the performance of the Benchmark Oil Futures Contract. The Funds are not appropriate for all investors and present different risks than other funds. The Funds uses leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in the Funds if he or she understands the consequences of seeking daily leveraged investment results, or the inverse thereof, for a single day. Daily objective leveraged funds or inverse leveraged funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

In general, during periods of higher volatility for the Benchmark Oil Futures Contract, compounding will cause each Fund’s results for periods longer than a single day to be less than, in the case of USOU, three times (3x) the return of the Benchmark Oil Futures Contract, and in the case of USOD, three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower volatility for the Benchmark Oil Futures Contract (particularly when combined with higher returns for the Benchmark Oil Futures Contract), each Fund’s returns over longer periods can be higher than, in the case of USOU, three times (3x) the return of the Benchmark Oil Futures Contract, or, in the case of USOD, three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the return of the Benchmark Oil Futures Contract in addition to the volatility of the Benchmark Oil Futures Contract. The significance of these effects may be even greater with inverse leveraged funds, such as the Funds.

Intraday Price/Performance Risk

Each Fund is typically rebalanced at or about the time of its NAV calculation. As such, the intraday position of each Fund will generally be different from such Fund’s stated daily investment objective (i.e., -3x). When shares are bought intraday, the performance of each Fund’s shares until such Fund’s next NAV calculation will generally be greater than or less than such Fund’s stated daily multiple for USOU or inverse multiple for USOD.

The use of leveraged or inverse leveraged positions could result in the total loss of an investor’s investment.

Each Fund utilizes leverage in seeking to achieve its investment objective and will lose more money in market environments adverse to its respective daily investment objectives than funds that do not employ leverage. The use of leveraged positions could result in the total loss of an investor’s investment.

For example, because the investment objective of the Fund is for the daily changes in percentage terms of its per share NAV to reflect three times (3x), in the case of USOU, or the inverse (-3x) of, in the case of USOD, the daily change in percentage terms of the Benchmark Oil Futures Contract, a single-day movement in the Benchmark Oil Futures Contract approaching 33% at any point in the day could result in the total loss or almost total loss of an investor’s investment if that movement is contrary to the investment objective of the applicable Fund, even if the Benchmark Oil Futures Contract subsequently moves in an opposite direction, eliminating all or a portion of the movement. This would be the case with downward, in the case of USOU, or upward, in the case of USOD, single-day or intraday movements in the Benchmark Oil Futures Contract, even if the Benchmark Oil Futures Contract maintains a level greater than zero at all times.

Investment Risk

The NAV of the Fund’s shares relates directly for USOU and inversely for USOD to the value of the Benchmark Oil Futures Contracts and other assets held by such Fund and fluctuations in the prices of these assets could materially adversely affect an investment in such Fund’s shares.

The net assets of USOU consist primarily of investments in Oil Futures Contracts and, to a lesser extent, in Other Oil-Related Investments. The net assets of USOD consist primarily of short positions in Oil Futures Contracts and, to a lesser extent, in Other Oil-Related Investments. The NAV of each Fund’s shares relates directly to the value of these assets (less liabilities, including accrued but unpaid expenses), which in turn relates to the price of light, sweet crude oil in the marketplace. Crude oil prices depend on local, regional and global events or conditions that affect supply and demand for oil.

Economic conditions impacting crude oil. The demand for crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, or currency exchange rate fluctuations, can also impact the demand for crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for crude oil.

Other crude oil demand-related factors. Other factors that may affect the demand for crude oil and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for crude oil associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles.

Other crude oil supply-related factors. Crude oil prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the OPEC production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

Other factors impacting the crude oil market. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates, in the case of USOU and, closely correlates on an inverse basis, in the case of USOD, with the price of crude oil. Investing in each Fund’s shares for hedging purposes involves the following risks:

•	The market price at which the investor buys or sells shares may be significantly less or more than NAV.
•	Daily percentage changes in NAV may not closely correlate with daily percentage changes, on a leveraged basis for USOU, and on an inverse leveraged basis for USOD, in the price of the Benchmark Oil Futures Contract.
•	Daily percentage changes in the price of the Benchmark Oil Futures Contract may not closely correlate with daily percentage changes in the price of light, sweet crude oil.

Further, in order to achieve a high degree of correlation or inverse correlation, as applicable, with the Benchmark Oil Futures Contract, each Fund seeks to rebalance its portfolios daily to keep exposure consistent with its investment objectives. Being materially under- or overexposed to the Benchmark Oil Futures Contract may prevent such Fund from achieving a high degree of correlation or inverse correlation, as applicable, with the Benchmark Oil Futures Contract. Market disruptions or closures, large amounts of assets into or out of a Fund, regulatory restrictions or extreme market volatility will adversely affect such Fund’s ability to adjust exposure to requisite levels. The target amount of portfolio exposure is impacted dynamically by the Benchmark Oil Futures Contract’s movements during each day. Because of this, it is unlikely that a Fund will be perfectly exposed (i.e., 3x or -3x, as applicable) at the end of each day, and the likelihood of being materially under or overexposed is higher on days when the benchmark levels are volatile near the close of the trading day.

In addition, unlike other funds that do not rebalance their portfolios as frequently, the Funds may be subject to increased trading costs associated with daily portfolio rebalancing in order to maintain appropriate exposure to the underlying benchmarks. Such costs include commissions paid to the FCMs, and may vary by FCM.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

Each Fund’s NAV per share will change throughout the day as fluctuations occur in the market value of such Fund’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of the light, sweet crude oil and the Benchmark Oil Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

The NAV of each Fund’s shares may also be influenced by non-concurrent trading hours between the NYSE and the various futures exchanges on which crude oil is traded. While the shares trade on the NYSE from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which light, sweet crude oil trade may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE until 4:00 p.m. Eastern Time, liquidity in the global light sweet crude market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE is open and the futures exchanges on which light, sweet crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

Daily percentage changes in each Fund’s NAV may not correlate with daily percentage changes, on leveraged, or an inverse leveraged basis, as applicable, in the price of the Benchmark Oil Futures Contract.

It is possible that the daily percentage changes in each Fund’s NAV per share may not closely correlate, on leveraged or an inverse leveraged basis, as applicable, to daily percentage changes in the price of the Benchmark Oil Futures Contract. Non-correlation may be attributable to disruptions in the market for light, sweet crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As each Fund approaches or reaches position limits with respect to the Benchmark Oil Futures Contract and other Oil Futures Contracts or in view of market conditions, such Fund may begin investing in Other Oil-Related Investments. In addition, the Funds are not able to replicate exactly the changes in the price of the Benchmark Oil Futures Contract because the total return generated by the Funds are reduced by expenses and transaction costs, including those incurred in connection with each Fund’s trading activities, and increased by interest income from each Fund’s holdings of Treasuries (defined below). Tracking the Benchmark Oil Futures Contract for USOU requires trading of its portfolio with a view to tracking the Benchmark Oil Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors. Similarly, tracking the inverse of the Benchmark Oil Futures Contract for USOD requires trading of its portfolio with a view to tracking the inverse of the Benchmark Oil Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

Daily percentage changes in the price of the Benchmark Oil Futures Contract may not correlate with daily percentage changes in the spot price of light, sweet crude oil.

The correlation between changes in prices of the Benchmark Oil Futures Contract and the spot price of crude oil may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for Oil Futures Contracts (including the Benchmark Oil Futures Contract) and Other Oil-Related Investments, and technical influences in oil futures trading.

Natural forces in the oil futures market known as “backwardation” and “contango” may increase the Fund’s tracking error and/or negatively impact total return.

The design of each Fund’s Benchmark Oil Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may cause the total return of the Fund’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango, in the case of USOU, or backwardation, in the case of USOD, could have a significant negative impact on the Fund’s per share NAV and total return and investors could lose part or all of their investment. See “Additional Information About the Funds, Their Investment Objective and Investments” for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, which could cause the price of shares to substantially vary from the price of the Benchmark Oil Futures Contract.

Designated contract markets, such as the NYMEX and ICE Futures Europe have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Fund is not) may hold, own or control. These levels and position limits apply to the futures contracts that the Fund invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures Europe also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Oil Futures Contract is 10,000 contracts and the all month accountability level is 20,000 contracts. The current ICE Futures Europe accountability level for any one month in the ICE WTI Crude Futures Contract (the most comparable future to the Benchmark Oil Futures contract) is 10,000 contracts and the all month accountability level is 20,000 contracts. If the Fund and the Related Public Funds exceed these accountability levels for investments in the Benchmark Oil Futures Contracts, the NYMEX and ICE Futures Europe will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Fund and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures Europe, The Fund could be ordered to reduce its aggregate net futures contracts back to the accountability level. At this time, given the size of the oil futures market, it is unlikely that a fund or its Related Public Fund will exceed the above accountability levels.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures Europe impose position limits on contracts held in the last few days of trading in the near month contract to expire. The relevant exchange current spot limit for the Benchmark Oil futures Contract and the ICE WTI Crude Oil futures contract is 3,000 contracts. It is unlikely that the Fund will run up against such position limits because The Fund’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and SEFs to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Funds, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of each Fund to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of each Fund. See "The Commodity Interest Markets-Commodities Regulation" in this annual report on Form 10-K for additional information.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in nine agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas). As a result, DNO may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which the participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

All of these limits may potentially cause a tracking error between the price of the Fund’s shares and the price of the Benchmark Oil Futures Contract. This may in turn prevent investors from being able to effectively use the Fund as a way to hedge against crude oil-related losses or as a way to indirectly invest, in the case of USOU, or take a short position, in the case of USOD, in crude oil.

The Funds do not limit the size of their offering and each Fund is committed to utilizing substantially all of its proceeds to purchase, in the case of USOU, or take short positions in, in the case of USOD, Oil Futures Contracts and Other Oil-Related Investments. If a Fund encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures Europe, it may then, if permitted under applicable regulatory requirements, purchase, in the case of USOU, or take short positions in, in the case of USOD, Oil Futures Contracts on other exchanges that trade listed crude oil futures or enter into swaps or other transactions to meet its investment objective. In addition, if a Fund exceeds accountability levels on either the NYMEX or ICE Futures Europe and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of such Fund’s shares and the price of the Benchmark Oil Futures Contract.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

Cash or property will be distributed at the sole discretion of USCF. USCF does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of a Fund’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed. An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by a Fund in making allocations for U.S. federal income tax purposes and other factors, an investor’s allocable share of such Fund’s income, gain, deduction or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, the Fund could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by the Fund in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to entities taxed as partnerships are complex and their application to large, publicly traded entities such as a Fund is in many respects uncertain. Each Fund applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the IRS will successfully challenge such Fund’s allocation methods and require such Fund to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

In addition, for periods beginning after December 31, 2017, each Fund may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gains to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for any corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If a Fund is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of such Fund and would likely have an adverse impact on the value of the shares. Under certain circumstances, such Fund may be eligible to make an election to cause the investors to take into account the amount of any imputed understatement, including any interest and penalties. The ability of a publicly traded partnership such as a Fund to make this election is uncertain. If the election is made, such Fund would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued. For an additional discussion please see “U.S. Federal Income Tax Considerations – Other Tax Matters.”

Each Fund could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

The Trust, on behalf of each Fund, has received an opinion of counsel that, under current U.S. federal income tax laws, such Fund will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of such Fund’s annual gross income consists of “qualifying income” as defined in the Code, (ii) the Trust and such Fund is organized and operated in accordance with its governing agreements and applicable law and (iii) the Trust and such Fund do not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that each Fund will satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. The Funds have not requested and nor will the Funds request any ruling from the IRS with respect to the classification of each Fund as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that a Fund is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders such the Fund would be subject to tax on its net income for the year at corporate tax rates. In addition, although no Fund currently intends to make any distributions with respect to the shares any distributions would be taxable to shareholders as dividend income to the extent of such Fund’s current or accumulated earnings and profits. Subject to holding period and other requirements, any such dividend would be a qualifying dividend subject to U.S. federal income tax at the lower maximum tax rates applicable to long-term capital gains. Taxation of the Trust and the Funds as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

Each Fund is organized and operated as a series of a Delaware statutory trust in accordance with the provisions of its Trust Agreement and applicable state law, but is taxed in a manner similar to a limited partnership, and, therefore, has a more complex tax treatment than conventional mutual funds.

The Funds are organized and operated as series of a Delaware statutory trust in accordance with the provisions of its Trust Agreement and applicable state law, but is taxed in a manner similar to a limited partnership, and therefore, has a more complex tax treatment than conventional mutual funds. No U.S. federal income tax is paid by the Funds on their income. Instead, each Fund will furnish shareholders each year with tax information on IRS Schedule K-1 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss and deduction of such Fund. This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from such Fund during the taxable year. A shareholder, therefore, may be allocated income or gain by such Fund but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which the Funds do business or own property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in a Fund. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

If a Fund is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

Under certain circumstances, a Fund may be required to pay withholding tax with respect to allocations to Non-U.S. shareholders. Although the Trust Agreement provides that any such withholding will be treated as being distributed to the Non-U.S. shareholder, a Fund may not be able to cause the economic cost of such withholding to be borne by the Non-U.S. shareholder on whose behalf such amounts were withheld since such Fund does not intend to make any distributions. Under such circumstances, the economic cost of the withholding may be borne by all shareholders, not just the shareholders on whose behalf such amounts were withheld. This could have a material impact on the value of the shares.

The impact of U.S. tax reform on each Fund is uncertain.

On December 22, 2017, H.R. 1, the bill formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law. The Tax Act substantially alters the U.S. federal tax system in a variety of ways, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the U.S. economy or the demand for and the price of commodities. As a result, it is possible that the Tax Act, as well as any U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act and any future legislation related to tax reform, could have unexpected or negative impacts on each Fund and some or all of its shareholders. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in each Fund.

OTC Contract Risk

The Funds will be subject to credit risk with respect to counterparties to OTC contracts entered into by the Trust on behalf of the Funds or held by special purpose or structured vehicles.

The Funds face the risk of non-performance by the counterparties to the OTC contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to a Fund, in which case such Fund could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators, discussed in “Item 1. Business – Commodities Regulation,” are intended to mitigate this risk.

Nevertheless, if a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, a Fund may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. The Trust on behalf of such Fund may obtain only limited recovery or may obtain no recovery in such circumstances.

Valuing OTC derivatives may be less certain than actively traded financial instruments.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Compounding Risk

Each Fund has a single-day investment objective, and the Fund’s performance for periods greater than a single day will be the result of each day’s returns compounded over the period, which is likely to be either better or worse than the performance of the Benchmark Oil Futures Contract times the stated multiple inverse multiple, as applicable, in the Fund’s investment objective, before accounting for fees and fund expenses. Compounding affects all investments, but it has a more significant effect on a leveraged fund. Particularly during periods of higher Benchmark Oil Futures Contract volatility, compounding will cause results for periods longer than a single day to vary from three times (3x) or the inverse (-3x), as applicable, of the return of the Benchmark Oil Futures Contract. This effect becomes more pronounced as volatility increases. Fund performance for periods greater than a single day will be affected by the following factors: (i) Benchmark Oil Futures Contract volatility, (ii) Benchmark Oil Futures Contract performance, (iii) period of time, (iv) financing rates associated with exposure and (v) other Fund expenses.

Each Fund is designed to be utilized only by knowledgeable investors who understand the potential consequences of seeking daily leveraged or inverse leveraged, as applicable, investment results and are willing to monitor their portfolios frequently. The Funds are not intended to be used by, and are not appropriate for, investors who do not intend to actively monitor and manage their portfolios.

Each Fund’s returns over periods longer than a single day will likely differ in amount and possibly even direction from three times the Benchmark Oil Futures Contract return for the period as a result of compounding of daily returns.

USOU has an investment objective of corresponding (before fees and expenses) to a multiple of 3x, or for USOD, a multiple of -3x, the performance of the Benchmark Oil Futures Contract for a given day. Each Fund seeks investment results for a single day only, as measured from the calculation of the NAV for a particular day to the calculation of the NAV for the next day (see “Calculating Per Share NAV”). The return of the Fund for a period longer than a single day is the result of its return for each day compounded over the period, and usually will differ from three times (3x) for USOU or the inverse (-3x), for USOD, of the return of the Benchmark Oil Futures Contract for the same period. Each Fund will lose money if the Benchmark Oil Futures Contract’s performance is flat over time, and it is possible for such Fund to lose money over time regardless of the performance of the Benchmark Oil Futures Contract, as a result of daily rebalancing, the Benchmark Oil Futures Contract’s volatility and compounding. Longer holding periods, higher Benchmark Oil Futures Contract volatility, inverse exposure and greater leverage each affect the impact of compounding on such Fund’s returns. Daily compounding of each Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to each Fund’s return for a period as the return of such Fund’s underlying Benchmark Oil Futures Contract.

Each Fund uses leverage and should produce returns for a single day that are more volatile than that of the Benchmark Oil Futures Contract. For example, the return for a single day of USOU, with a 3x multiple, should be approximately three times as volatile for a single day as the return of a fund with an objective of matching the same Benchmark Oil Futures Contract. Similarly, the return for a single day of USOD, with a -3x multiple, should be approximately three times the inverse (-3x) of the return that would be expected of a fund with an objective of matching the same Benchmark Oil Futures Contract. The Funds are not appropriate for all investors and presents different risks than other funds. The Funds use leverage and are riskier than similarly benchmarked exchange-traded funds that do not use leverage. An investor should only consider an investment in the Funds if he or she understands the consequences of seeking daily leveraged or daily inverse leveraged, as applicable, investment results for a single day. Leveraged funds, if used properly and in conjunction with the investor’s view on the future direction and volatility of the markets, can be useful tools for investors who want to manage their exposure to various markets and market segments and who are willing to monitor and/or periodically rebalance their portfolios. Shareholders who invest in the Funds should actively manage and monitor their investments, as frequently as daily.

The hypothetical examples below illustrate how a leveraged fund’s returns can behave for periods longer than a single day, e.g., a fund that seeks to triple the daily performance of benchmark contract. On each day, the Fund performs in line with its objective (three times (3x) the benchmark’s daily performance before fees and expenses). Notice that, in the first example where there has been an overall benchmark loss for the period, over the entire seven-day period, the Fund’s total return is more than three times the loss of the period return of the Benchmark Oil Futures Contract. For the seven-day period, benchmark lost -3.26% while the Fund lost -11.19%, not -9.78% (or 3 x -3.26%)).

	Benchmark		Fund
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	97.00	-3.00%	-9.00%	$91.00
Day 2	99.91	3.00%	9.00%	$99.19
Day 3	96.91	-3.00%	-9.00%	$90.26
Day 4	99.82	3.00%	9.00%	$98.39
Day 5	96.83	-3.00%	-9.00%	$89.53
Day 6	99.73	3.00%	9.00%	$97.59
Day 7	96.74	-3.00%	-9.00%	$88.81
Total Return		-3.26%	-11.19%

Similarly, in another example (showing an overall benchmark gain for the period), over the entire seven-day period, the Fund’s total return is considerably less than triple that of the period return of the benchmark. For the seven-day period, benchmark gained 2.72% while the Fund gained 6.37% (versus 8.16% (or 3 x 2.72%)).

	Benchmark		Fund
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	103.00	3.00%	9.00%	$109.00
Day 2	99.91	-3.00%	-9.00%	$99.19
Day 3	102.91	3.00%	9.00%	$108.12
Day 4	99.82	-3.00%	-9.00%	$98.39
Day 5	102.81	3.00%	9.00%	$107.24
Day 6	99.73	-3.00%	-9.00%	$97.59
Day 7	102.72	3.00%	9.00%	$106.37
Total Return		2.72%	6.37%

The hypothetical examples below illustrate how an inversely leveraged fund’s returns can behave for periods longer than a single day, e.g., a fund that seeks to inversely triple the daily performance of benchmark contract. On each day, the Fund performs in line with its objective (negative three times (-3x) the benchmark’s daily performance before fees and expenses). Notice that, in the first example where there has been an overall benchmark loss for the period, over the entire seven-day period, the Fund’s total return is approximately two times the inverse return of the Benchmark Oil Futures Contract. For the seven-day period, benchmark lost -3.26% while the Fund gained 6.37%, not 9.78% (or -3 x -3.26%)).

	Benchmark		Fund
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	103.00	3.00%	9.00%	$109.00
Day 2	99.91	-3.00%	-9.00%	$99.19
Day 3	102.91	3.00%	9.00%	$108.12
Day 4	99.82	-3.00%	-9.00%	$98.39
Day 5	102.81	3.00%	9.00%	$107.24
Day 6	99.73	-3.00%	-9.00%	$97.59
Day 7	102.72	3.00%	9.00%	$106.37
Total Return		2.72%	6.37%

Similarly, in another example (showing an overall benchmark gain for the period), over the entire seven-day period, the Fund’s total return is considerably less than three times the inverse return of the Benchmark Oil Futures Contract. For the seven-day period, benchmark gained 2.72% while the Fund lost -11.19% (versus -8.16% (or -3 x 2.72%)).

	Benchmark		Fund
	Level	Daily Performance	Daily Performance	Net Asset Value
Start	100.00			$100.00
Day 1	97.00	-3.00%	-9.00%	$91.00
Day 2	99.91	3.00%	9.00%	$99.19
Day 3	96.91	-3.00%	-9.00%	$90.26
Day 4	99.82	3.00%	9.00%	$98.39
Day 5	96.83	-3.00%	-9.00%	$89.53
Day 6	99.73	3.00%	9.00%	$97.59
Day 7	96.74	-3.00%	-9.00%	$88.81
Total Return		-3.26%	-11.19%

These effects are caused by compounding, which exists in all investments, but has a more significant impact on leveraged funds. In general, during periods of higher benchmark volatility, compounding will cause the Fund’s results for periods longer than a single day to be less than three times (3x) the return of the Benchmark Oil Futures Contract for USOU and, less than three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract for USOD. This effect becomes more pronounced as volatility increases. Conversely, in periods of lower benchmark volatility (particularly when combined with higher Benchmark Oil Futures Contract returns), the Fund’s returns over longer periods can be higher than three times (3x) the return of the Benchmark Oil Futures Contract for USOU and three times the inverse (-3x) of the return of the Benchmark Futures Contract for USOD. Actual results for a particular period, before fees and expenses, are also dependent on the magnitude of the Benchmark Oil Futures Contract return in addition to the Benchmark volatility. These effects may be even greater with USOD than with USOU.

The graphs that follow illustrate this point. Each of the graphs shows a simulated hypothetical one year performance of the Benchmark Oil Futures Contract compared with the performance of the Fund that perfectly achieves its daily investment objective on each day during the period. The graphs demonstrate that, for periods greater than a single day, USOU is likely to underperform or outperform (but not match) the Benchmark Oil Futures Contract performance for USOU or the inverse of the Benchmark Oil Futures Contract performance for USOD, in each case, times the multiple stated as the daily Fund objective. Investors should understand the consequences of holding a daily rebalanced Fund for periods longer than a single day and should actively manage and monitor their investments, as frequently as daily. A one-year period is used solely for illustrative purposes. Deviations from the Benchmark Oil Futures Contract return, or the inverse thereof, as applicable, times the Fund multiple can occur over periods as short as two days (each day as measured from daily NAV to the next daily NAV) and may also occur in periods shorter than a single day (when measured intraday as opposed to daily NAV to the next daily NAV) (see “Calculating Per Share NAV” below for additional details). To isolate the impact of inversed leveraged, or inverse leveraged exposure, these graphs assume: a) no Fund expenses or transaction costs; b) borrowing/lending rates (to obtain required leveraged or inverse leveraged exposure) and cash reinvestment rates of zero percent; and c) each Fund consistently maintaining perfect exposure of 3x, in the case of USOU or -3x, in the case of USOD, as of such Fund’s NAV calculation time each day. If these assumptions were different, each Fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses greater than zero percent were included, each Fund’s performance would also be different than shown. Each of the graphs also assumes a volatility rate of 33%, which is the approximate five-year historical volatility rate of the Benchmark Oil Futures Contract. A benchmark’s volatility rate is a statistical measure of the magnitude of fluctuations in its returns. These graphs are presented to provide examples of what can occur if an investor chooses to hold the funds for periods longer than one-day. They are not intended to suggest that longer holding periods such as one-year are an appropriate holding period.

The graph above shows a scenario where the Benchmark Oil Futures Contract, which exhibits day-to-day volatility, is flat or trendless over a year (i.e., provides a return of 0.1% over the course of the year), but USOU (3x) and USOD (-3x) are both significantly down.

The graph above shows a scenario where the Benchmark Oil Futures Contract, which exhibits day-to-day volatility, is down over the year, but USOU (3x) is down less than three times the Benchmark Oil Futures Contract and USOD (-3x) is up significantly less than three times the inverse of the Benchmark Oil Futures Contract.

The graph above shows a scenario where the Benchmark Oil Futures Contract, which exhibits day-to-day volatility, is up over the year, but the USOU (3x) is up significantly less than three times the Benchmark Oil Futures Contract and USOD (-3x) is down less than three times the inverse of the Benchmark Oil Futures Contract.

The tables below illustrate the impact of two factors that affect a leveraged fund’s performance: benchmark volatility and benchmark return. Benchmark Oil Futures Contract volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated Fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged or inverse leveraged exposure, these tables assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required leveraged or inverse leveraged exposure) and cash reinvestment rates of zero percent; c) the Fund consistently maintaining perfect 3x for USOU, or -3x for USOD exposure, as of each Fund’s NAV time each day, and d) the volatility of the Benchmark Oil Futures Contract remains constant over time. If these assumptions were different, each Fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, each Fund’s performance would be different than shown. The second table below shows an example in which Fund has an investment objective to correspond (before fees and expenses) to three times, in the case of USOU, and the inverse (-3x) of, in the case of USOD, the daily performance of its benchmark. Each Fund might be incorrectly expected to achieve a 30% return on a yearly basis, for USOU, or -30% return on a yearly basis for USOD, if the benchmark return was 10%, absent the effects of compounding. However, as the table shows, with a benchmark volatility of 40%, USOU would return 17.6% and USOD would return -71.2. In the charts below, shaded areas represent those scenarios where each of the Funds, each discussed in the chart with the investment objective as described below, will outperform (i.e., return more than) the benchmark performance times the stated multiple in the investment objective of such Fund; conversely areas not shaded represent those scenarios where each Fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective with respect to such Fund.

Expected Fund Return Over One Year for USOU. (USOU’s objective is only to seek daily investment results, before fees and expenses, that correspond to three times (3x) the daily performance of a benchmark. USOU does not seek to match 3x the benchmark over a period longer than one day.)

Expected Fund Return over One Year for USOD. (USOD’s objective is only to seek daily investment results, before fees and expenses, that correspond to three times the inverse (-3x) of the daily performance of a benchmark. USOD does not seek to match 3x the inverse of the benchmark over a period longer than one day.)

The foregoing tables are intended to isolate the effect of benchmark volatility and benchmark performance on the return of USOU or USOD. The actual returns of USOU or USOD may be significantly greater or less than the returns shown above as a result of any of the factors discussed above or under the below risk factor describing correlation risks.

Other Risks

NYSE may halt trading in each Fund’s shares, which would adversely impact an investor’s ability to sell shares.

Each Fund’s shares are listed for trading on NYSE under the market symbol “USOU” for USOU and “USOD” for USOD. Trading in shares may be halted due to market conditions or, in light NYSE rules and procedures, for reasons that, in the view of NYSE, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of a Fund’s shares will continue to be met or will remain unchanged.

The lack of an active trading market for Fund shares may result in losses on an investor’s investment in such Fund at the time the investor sells the shares.

Although each Fund’s shares are listed and traded on NYSE, there can be no guarantee that an active trading market for the shares will be maintained. If an investor needs to sell shares at a time when no active trading market for them exists, the price the investor receives upon sale of the shares, assuming they were able to be sold, likely would be lower than if an active market existed.

Certain of a Fund’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Oil Futures Contracts and Other Oil-Related Investments may be illiquid, a Fund’s Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that a Fund may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

OTC contracts that are not subject to clearing may be even less marketable than futures contracts because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty. These conditions make such contracts less liquid than standardized futures contracts traded on a commodities exchange and could adversely impact the Fund’s ability to realize the full value of such contracts. In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

USOD is not actively managed and inversely tracks the Benchmark Oil Futures Contract during periods in which the price of the Benchmark Oil Futures Contract is flat or rising as well as when the price is declining.

USOD is not actively managed by conventional methods. Accordingly, if USOD’s short positions in Oil Interests are declining in value, USOD will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Oil Futures Contract. USCF will seek to cause the NAV of USOD’s shares to inversely track the Benchmark Oil Futures Contract during periods in which its price is flat or rising as well as when the price is declining.

USOU is not actively managed and tracks the Benchmark Oil Futures Contract during periods in which the price of the Benchmark Oil Futures Contract is flat or declining as well as when the price is rising.

USOU is not actively managed by conventional methods. Accordingly, if USOU’s investments in Oil Interests are declining in value, USOU will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out futures positions in connection with the monthly change in the Benchmark Oil Futures Contract. USCF will seek to cause the NAV of USOU’s shares to track the Benchmark Oil Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Funds.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but it could be substantial and adverse.

An investment in a Fund may provide little or no diversification benefits. Thus, in a declining market, a Fund may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in a Fund while incurring losses with respect to other asset classes.

Historically, Oil Futures Contracts and Other Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, a Fund’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in such Fund’s shares. In such a case, a Fund may have no gains to offset losses from other investments, and investors may suffer losses on their investment in such Fund at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Oil Futures Contracts and Other Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject the Fund’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of crude oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods in the case of USOU or favorable periods I the case of USOD for the stock market, or vice versa.

Trading in international markets could expose a Fund to credit and regulatory risk.

Each Fund invests primarily in Oil Futures Contracts, a significant portion of which are traded on United States exchanges, including the NYMEX. However, a portion of a Fund’s trades may take place on markets and exchanges outside the United States. Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, a Fund is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

USCF’s Limited Liability Agreement (“LLC Agreement”) provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, Wainwright Holdings, Inc. (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies Inc. (“Concierge”), a controlled public company where the majority of shares are owned by Nicholas Gerber along with certain other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are, also executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable exchange and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies Inc., a company publicly traded under the ticker symbol “CNCG”. Mr. Nicholas Gerber along with certain family members and certain other shareholders, own the majority of shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and the Funds, including their regulatory obligations.

There is a risk that a Fund will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such a Fund may not earn any profit.

Each Fund is contractually obligated to pay a management fee to USCF, fees to brokers subject to a cap, and certain expenses regardless of whether such Fund’s activities are profitable. Accordingly, a Fund must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Regulation of the commodity interests markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect the Funds.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but it could be substantial and adverse.

The Trust is not a registered investment company so shareholders do not have the protections of the 1940 Act.

The Trust is not an investment company subject to the 1940 Act. Accordingly, investors do not have the protections afforded by that statute, which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

Each Fund will seek to achieve its investment objective by primarily investing or taking short positions, as applicable, in futures contracts for light, sweet crude oil that are traded on the NYMEX, ICE Futures Europe or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”).

Each Fund will, to a lesser extent and in view of regulatory requirements and/or market conditions:

(i)	next invest in (a) cleared swap transactions based on the Benchmark Oil Futures Contract or short positions in the Benchmark Oil Futures Contract, as applicable, (b) non-exchange traded (“over-the-counter” or “OTC”), negotiated swap contracts that are based on the Benchmark Oil Futures Contract or short positions in the Benchmark Oil Futures Contract, as applicable, and (c) forward contracts for oil;
(ii)	followed by investments or taking short positions, as applicable, in futures contracts for other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels, each of which are traded on the NYMEX, ICE Futures Europe or other U.S. and foreign exchanges as well as cleared swap transactions and OTC swap contracts valued based on the foregoing; and
(iii)	finally, invest in exchange-traded cash settled options on Oil Futures Contracts.

All such other investments are referred to as “Other Oil-Related Investments” and, together with Oil Futures Contracts, are “Oil Interests.”

None of the commodity-based derivatives noted above are considered to be “securities” as defined by Section 2(a)(1) of the Securities Act of 1933 or under the Securities Exchange Act of 1934. Moreover, these types of commodity-based derivatives have not been interpreted as being securities under the Investment Company Act of 1940 by the SEC in no action letters or other interpretive notices, or pursuant to the jurisdictional accord between the SEC and the Commodity Futures Trading Commission. In addition, the cash, cash equivalents and Treasuries are not “investment securities” for purposes of determining whether or not an entity is an investment company required to be registered under the Investment Company Act of 1940. As a result, the Funds will not be investing in securities and neither Fund will be considered an “investment company” for purposes of the Investment Company Act of 1940.

The Funds have a limited operating history so there is limited performance history to serve as a basis for you to evaluate an investment in the Funds.

Each Fund is new and has a limited operating history. Therefore, there is limited past performance of such Fund to serve as a basis for you to evaluate an investment in such Fund. The Sponsor’s current experience involves managing the Related Public Funds and limited experience managing the Funds. The Sponsor’s results with the Related Public Funds may not be directly applicable to the Funds since the Funds have different investment objectives than the Related Public Funds.

The Funds and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

Each Fund is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers, the Marketing Agent and any Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to such Fund. These persons are directors, officers or employees of other entities that may compete with such Fund for their services. They could have a conflict between their responsibilities to a Fund and to those other entities. As a result of these and other relationships, parties involved with each Fund have a financial incentive to act in a manner other than in the best interests of such Fund and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

The Funds may also be subject to certain conflicts with respect to its Futures Commission Merchant (“FCM”), including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCM.

USCF’s officers, directors and employees do not devote their time exclusively to the Funds and could have a conflict between their responsibilities to each Fund and to the Related Public Funds.

Each Fund and USCF may have inherent conflicts to the extent USCF attempts to maintain each Fund’s asset size in order to preserve its fee income and this may not always be consistent with each Fund’s objective of having the value of its shares’ NAV track, on a leveraged basis or an inverse leveraged basis, as applicable, changes in the value of the Benchmark Oil Futures Contracts.

USCF’s officers, directors and employees do not devote their time exclusively to each of the Funds. For example, USCF’s directors, officers and employees act in such capacity for other entities, including the Related Public Funds, that may compete with a Fund for their services. Accordingly, they could have a conflict between their responsibilities to a Fund and to other entities.

USCF has sole current authority to manage the investments and operations of each Fund. This authority to manage the investments and operations of the Fund may allow USCF to act in a way that furthers its own interests in conflict with the best interests of investors. Shareholders have very limited voting rights, which will limit the ability to influence matters such as amending the Trust Agreement, changing a Fund’s basic investment objective, dissolving a Fund, or selling or distributing a Fund’s assets.

The Funds and REX MLPshares, LLC (“REX”) may have conflicts of interest, which may permit REX to favor its own interests to the detriment of Fund shareholders.

REX may have conflicts of interest, which may permit it to favor its own interests to the detriment of shareholders. REX’s officers, directors and employees do not devote their time exclusively to the Funds or to REX MLPshares, LLC and also are directors, officers or employees of other entities that may compete with the Funds for their services. They could have a conflict between their responsibilities to the Funds and to those other entities. As a result of these and other relationships, parties involved with REX may have a financial incentive to act in a manner other than in the best interests of the Funds and the shareholders. USCF has not established any formal procedure to resolve REX conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to each Fund’s shareholders.

REX’s officers, directors and employees do not devote their time exclusively to the Funds and could have a conflict between their responsibilities to other entities.

REX’s officers, directors and employees do not devote their time exclusively to the Funds. Rather, REX’s directors, officers and employees act in various capacities for other entities, some of which may now, or in the future, compete with the Funds for their services. Accordingly, REX’s officers, directors and employees could have a conflict between their responsibilities to the Funds and to other entities.

USCF has sole current authority to manage the investments and operations of the Funds. However, REX may act in a way that furthers its own interests in conflict with the best interests of investors.

Investors cannot be assured of REX’s continued services, and discontinuance may be detrimental to the Fund.

Investors cannot be assured that REX will be willing or able to continue to service the Funds for any length of time. If REX discontinues its activities on behalf of the Funds, the Funds may be adversely affected.

Shareholders have only very limited voting rights and have the power to replace USCF only under specific circumstances. Shareholders do not participate in the management of the Funds and do not control USCF, so they do not have any influence over basic matters that affect the Funds.

Shareholders have very limited voting rights with respect to each Fund’s affairs and have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). Shareholders may elect a replacement sponsor only if USCF resigns voluntarily or loses its charter. Shareholders are not permitted to participate in the management or control of a Fund or the conduct of its business. Shareholders must therefore rely upon the duties and judgment of USCF to manage each Fund’s affairs. For example, the dissolution or resignation of USCF would cause a Fund to terminate unless, within 90 days of the event, shareholders holding shares representing at least 66 2/3% of the outstanding shares of such Fund elect to continue the Trust and appoint a successor sponsor. In addition, USCF may terminate a Fund if it determines that such Fund’s aggregate net assets in relation to its operating expenses make the continued operation of such Fund unreasonable or imprudent. However, no level of losses will require USCF to terminate a Fund. A Fund’s termination would result in the liquidation of its assets and the distribution of the proceeds thereof, first to creditors and then to the shareholders in accordance with their positive book capital account balances, after giving effect to all contributions, distributions and allocations for all periods, and such Fund could incur losses in liquidating its assets in connection with a termination.

A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

A Fund could terminate at any time, regardless of whether such Fund has incurred losses, subject to the terms of the Trust Agreement. In particular, unforeseen circumstances, including the bankruptcy, dissolution, or removal of USCF as the sponsor of the Trust could cause a Fund to terminate unless a successor is appointed in accordance with the Trust Agreement. However, no level of losses will require USCF to terminate a Fund. A Fund’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on a Fund’s NAV.

If a substantial number of requests for redemption of a block of 50,000 shares (“Redemption Baskets”) are received by a Fund during a relatively short period of time, such Fund may not be able to satisfy the requests from Fund assets not committed to trading. As a consequence, it could be necessary to liquidate positions in such Fund’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The Funds do not expect to make cash distributions.

The Funds do not intend to make any cash distributions and intend to reinvest any realized gains in additional Oil Interests rather than distributing cash to shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, the Funds generally do not expect to distribute cash to shareholders. An investor should not invest in the Funds if the investor will need cash distributions from a Fund to pay taxes on its share of income and gains of such Fund, if any, or for any other reason. Nonetheless, although the Funds do not intend to make cash distributions, the income earned from each Fund’s investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as USOU and USOD. A portion of USOU and USOD’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. USOU and USOD do not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, do not anticipate investing in any non-government MMFs. However, if USOU or USOD invests in other types of MMFs besides government MMFs in the future, USOU or USOD could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

The failure or bankruptcy of a clearing broker could result in a substantial loss of a Trust Series’ assets and could impair the Trust Series in its ability to execute trades.

In the event of the bankruptcy of a clearing broker or an Exchange’s clearing house, each Trust Series could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Trust Series would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Trust Series to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of a clearing FCM can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust Series (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, the Trust Series could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

CFTC regulations impose several requirements on FCMs that are designed to protect customers, including mandating certain customer protections and the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. There can be no assurance these regulations will prevent losses to, or not materially adversely affect, the Trust Series or its investors.

Notwithstanding that the Trust Series could sustain losses upon the failure or bankruptcy of its FCM, the majority of the Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Custodian and would not be impacted by the bankruptcy of an FCM.

The failure or bankruptcy of the Trust Series’ Custodian could result in a substantial loss of the Trust Series’ assets.

The majority of the Trust Series’ assets are held in Treasuries, cash and/or cash equivalents with the Custodian. The insolvency of the Custodian could result in a complete loss of the Trust Series’ assets held by that Custodian, which, at any given time, would likely comprise a substantial portion of the Trust Series’ total assets.

The liability of USCF and the Trustee are limited under the Trust Agreement, and the value of the Fund shares will be adversely affected if a Fund is required to indemnify the Trustee or USCF.

Under the Trust Agreement, the Trustee and USCF are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or USCF or breach by USCF of the Trust Agreement, as the case may be. As a result, USCF may require the assets of a Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of such Fund and the value of its shares.

Although the shares of each Fund are limited liability investments, certain circumstances such as bankruptcy or indemnification of the Fund by a shareholder will increase the shareholder’s liability.

The shares of each Fund are limited liability investments; shareholders may not lose more than the amount that they invest plus any profits recognized on their investment. However, shareholders could be required, as a matter of bankruptcy law, to return to the estate of a Fund any distribution they received at a time when such Fund was in fact insolvent or in violation of its Trust Agreement. In addition, a number of states do not have “statutory trust” statutes such as the Delaware statutes under which the Trust has been formed in the State of Delaware. It is possible that a court in such state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the shareholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. Finally, in the event the Trust or a Fund is made a party to any claim, dispute, demand or litigation or otherwise incurs any liability or expense as a result of or in connection with any shareholder’s (or assignee’s) obligations or liabilities unrelated to the business of the Trust or such Fund, as applicable, such shareholder (or assignees cumulatively) is required under the Trust Agreement to indemnify the Trust or such Fund, as applicable, for all such liability and expense incurred, including attorneys’ and accountants’ fees.

Each Fund is a series of the Trust and, as a result, a court could potentially conclude that the assets and liabilities of such Fund are not segregated from those of another series of the Trust, thereby potentially exposing assets in such Fund to the liabilities of another series of the Trust.

Each Fund is a series of a Delaware statutory trust and not itself a separate legal entity. The Delaware Statutory Trust Act provides that if certain provisions are included in the formation and governing documents of a statutory trust organized in series and if separate and distinct records are maintained for any series and the assets associated with that series are held in separate and distinct records and are accounted for in such separate and distinct records separately from the other assets of the statutory trust, or any series thereof, then the debts, liabilities, obligations and expenses incurred by a particular series are enforceable against the assets of such series only, and not against the assets of the statutory trust generally or any other series thereof. Conversely, none of the debts, liabilities, obligations and expenses incurred with respect to any other series thereof shall be enforceable against the assets of such series. USCF is not aware of any court case that has interpreted this Inter-Series Limitation on Liability or provided any guidance as to what is required for compliance. USCF intends to maintain separate and distinct records for each Fund and account for each Fund separately from any other series of the Trust, but it is possible a court could conclude that the methods used do not satisfy the Delaware Statutory Trust Act, which would potentially expose assets in one series to the liabilities of another series of the Trust.

USCF and the Trustee are not obligated to prosecute any action, suit or other proceeding in respect of Fund property.

Neither USCF nor the Trustee is obligated to, although each may in its respective discretion, prosecute any action, suit or other proceeding in respect of Fund property. The Trust Agreement does not confer upon shareholders the right to prosecute any such action, suit or other proceeding.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize a Fund’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission. USCF has a patent for each Fund’s business method and has registered its trademarks. The Funds do not currently have any proprietary software. However, if it obtains proprietary software in the future, any unauthorized use of a Fund’s proprietary software and other technology could also adversely affect its competitive advantage. The Funds may not have adequate resources to implement procedures for monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from the Funds, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Funds are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of each Fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. Each Fund and its shareholders could be negatively impacted as a result. While USCF and the Funds have established business continuity plans, there are inherent limitations in such plans.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Although the Trust and its Trust Series may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, the Trust and its Trust Series is currently not a party to any pending material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

USOU’s and USOD’s shares have traded on the NYSE Arca under the symbols “USOU” and “USOD”, respectively since July 20, 2017. The following tables set forth the range of reported high and low sales prices of the shares as reported on the NYSE Arca for the periods indicated below for each of USOU and USOD.

USOU

	High	Low
Fiscal year 2017*
First quarter	$–	$–
Second quarter	$–	$–
Third quarter	$30.89	$22.46
Fourth quarter	$43.39	$26.00

As of December 31, 2017, USOU had approximately 90 holders of shares.

USOD

	High	Low
Fiscal year 2017*
First quarter	$–	$–
Second quarter	$–	$–
Third quarter	$27.66	$18.03
Fourth quarter	$20.60	$11.32

As of December 31, 2017, USOD had approximately 56 holders of shares.

* Commencement of operations, July 20, 2017.

Dividends

No Trust Series has made and no Trust Series currently intends to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USOU

USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU did not redeem any baskets for the three months ended December 31, 2017 and the period from commencement of operations (July 20, 2017) through December 31, 2017, respectively. Monthly redemptions for last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	−	NA
11/1/17 to 11/30/17	−	NA
12/1/17 to 12/31/17	−	NA
Total	−

USOD

USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD did not redeem any baskets for the three months ended December 31, 2017 and the period from commencement of operations (July 20, 2017) through December 31, 2017, respectively.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	−	NA
11/1/17 to 11/30/17	−	NA
12/1/17 to 12/31/17	−	NA
Total	−

Item 6.	Selected Financial Data.

USOU and USOD commenced operations on July 20, 2017.

Financial Highlights for USOU (for the period from commencement of operations (July 20, 2017) through December 31, 2017)

(Dollar amounts in 000’s except for per share information)

For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017
Total assets	$4,487
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$1,986
Net income (loss)	$1,984
Weighted-average shares	100,040
Net income (loss) per share	$19.83
Net income (loss) per weighted average share	$19.83
Cash and cash equivalents at end of year	$1,201

Financial Highlights for USOD (for the period from commencement of operations (July 20, 2017) through December 31, 2017)

(Dollar amounts in 000’s except for per share information)

For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017
Total assets	$1,122
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(1,377)
Net income (loss)	$(1,380)
Weighted-average shares	100,040
Net income (loss) per share	$(13.79)
Net income (loss) per weighted average share	$(13.79)
Cash and cash equivalents at end of year	$844

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of USCF Funds Trust included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USOU and USOD’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Trust’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Trust cannot assure investors that the projections included in these forward-looking statements will come to pass. The Trust’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Trust has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Trust assumes no obligation to update any such forward-looking statements. Although the Trust undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Trust may make directly to them or through reports that the Trust in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

Each Trust Series is a commodity pool that issues shares representing fractional undivided beneficial interests in each such Trust Series that may be purchased and sold on the NYSE Arca.

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. The Trust contains four series: United States 3x Oil Fund (“USOU”), United States 3x Short Oil Fund (“USOD”), REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”), (each series, a “Fund” and collectively, the “Funds”). RMLP and MLPD are commodity pools that are expected to issue shares that would be purchased and sold on an exchange, but are currently in registration and have not commenced operations. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD are collectively referred to herein as the “Trust Series.” The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Trust and Trust Series maintain their main business offices at 1999 Harrison Street, Suite 1530, Oakland, CA 94612.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2017, USOU and USOD held 223 and 55 NYMEX WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the period ended December 31, 2017, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced investment activities nor issued any shares.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the period ended December 31, 2017, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

As discussed above, the CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts, in the agriculture, energy and metals markets. The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect the Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which the market participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant. The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

Price Movements

Crude oil futures prices were volatile during the period July 20, 2017 to December 31, 2017, the Funds first period of operation. The price of the Benchmark Futures Contract started the period at $47.32 per barrel. The high of the period was on December 29, 2017 when the price reached $60.42 per barrel. The low of the period was on July 21, 2017 when the price dropped to $45.77 per barrel. The period ended with the Benchmark Futures Contract at $60.42 per barrel, up approximately 27.68% over the period. USOU’s per share NAV began the period at $25.00 and ended the period at $44.83 on December 31, 2017, an increase of approximately 79.32% over the period. USOU’s per share NAV reached its high for the period on December 29, 2017 at $44.83 and reached its low for the period on August 30, 2017 at $22.12. USOD’s per share NAV began the period at $25.00 and ended the period at $11.21 on December 31, 2017, a decrease of approximately (55.16)% over the period. USOD’s per share NAV reached its high for the period on July 21, 2017 at $27.52 and reached its low for the period on December 29, 2017 at $11.21. The Benchmark Oil Futures Contract prices listed above began with the February 2017 contracts and ended with the February 2018 contracts. The increase of approximately 27.68% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seeks to track, which are more fully described below in the section titled “Tracking Each Trust Series’ Benchmark.”

During the period ended December 31, 2017, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. (On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Futures Contract or contracts further away from expiration.) For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of December 31, 2017, USOU had issued 100,000 shares, 100,000 of which were outstanding. As of December 31, 2017, there were 29,900,000 remaining shares registered but not yet issued. More shares may have been issued by USOU than are outstanding due to the redemption of shares.

In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of December 31, 2017, USCF held 40 shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of December 31, 2017, USOD had issued 100,000 shares, 100,000 of which were outstanding. As of December 31, 2017, there were 29,900,000 remaining shares registered but not yet issued. More shares may have been issued by USOD than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2017, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC and Merrill Lynch Professional Clearing Corp.

For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017

USOU

For the period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Per share net asset value, end of period	$44.83
Average daily total net assets	$3,167,564
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$13,740
Annualized yield based on average daily total net assets	0.97%
Management fee	$17,178
Total fees and other expenses excluding management fees	$7,869
Fees and expenses related to the registration or offering of additional shares	$25,047
Total commissions accrued to brokers	$7,869
Total commissions as annualized percentage of average total net assets	0.55%
Commissions accrued as a result of rebalancing	$7,371
Percentage of commissions accrued as a result of rebalancing	93.67%
Commissions accrued as a result of creation and redemption activity	$498
Percentage of commissions accrued as a result of creation and redemption activity	6.33%

*Commencement of operations, July 20, 2017.

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

USOD

For the period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Per share net asset value, end of period	$11.21
Average daily total net assets	$1,828,214
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,972
Annualized yield based on average daily total net assets	0.97%
Management fee	$12,380
Total fees and other expenses excluding management fees	$5,820
Fees and expenses related to the registration or offering of additional shares	$18,200
Total commissions accrued to brokers	$5,820
Total commissions as annualized percentage of average total net assets	0.71%
Commissions accrued as a result of rebalancing	$5,313
Percentage of commissions accrued as a result of rebalancing	91.29%
Commissions accrued as a result of creation and redemption activity	$507
Percentage of commissions accrued as a result of creation and redemption activity	8.71%

*Commencement of operations, July 20, 2017.

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

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced investment activities nor issued any shares.

For the Three Months Ended December 31, 2017

USOU

For the Three Months Ended December 31, 2017
Per share net asset value, end of period	$44.83
Average daily total net assets	$3,574,495
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,032
Annualized yield based on average daily total net assets	1.00%
Management fee	$10,127
Total fees and other expenses excluding management fees	$4,505
Fees and expenses related to the registration or offering of additional shares	$14,632
Total commissions accrued to brokers	$4,505
Total commissions as annualized percentage of average total net assets	0.50%
Commissions accrued as a result of rebalancing	$4,505
Percentage of commissions accrued as a result of rebalancing	100.00%
Commissions accrued as a result of creation and redemption activity	$–
Percentage of commissions accrued as a result of creation and redemption activity	–%

Each of USOU and USOD commenced operations on July 20, 2017 and therefore, there is not information available for comparison for prior years.

USOD

For the Three Months ended December 31, 2017
Per share net asset value, end of period	$11.21
Average daily total net assets	$1,510,504
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,990
Annualized yield based on average daily total net assets	1.05%
Management fee	$5,108
Total fees and other expenses excluding management fees	$2,411
Fees and expenses related to the registration or offering of additional shares	$7,519
Total commissions accrued to brokers	$2,411
Total commissions as annualized percentage of average total net assets	0.63%
Commissions accrued as a result of rebalancing	$2,411
Percentage of commissions accrued as a result of rebalancing	100.00%
Commissions accrued as a result of creation and redemption activity	$–
Percentage of commissions accrued as a result of creation and redemption activity	–%

Each of USOU and USOD commenced operations on July 20, 2017 and therefore, there is not information available for comparison for prior years.

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

For the 30 valuation days ended December 31, 2017, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.858% for USOU and (0.858)% for USOD, while the simple average daily change in the per share NAV of USOU and USOD over the same time period was 0.856% and (0.858)%, respectively. The average daily difference for USOU was 0.002% (or 2 basis points, where 1 basis point equals 1/100 of 1%) and for USOD it was (0.000)% (or 0 basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract times three, the average error in daily tracking by the per share NAV was 0.040% for USOU and was 0.118% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark times three tracking goal.

Since the commencement of the offering of USOU and USOD’s shares to the public on July 20, 2017 to December 31, 2017, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.606% for USOU and (0.606)% for USOD, while the simple average daily change in the per share NAV of USOU over the same time period was 0.604% and for USOD it was (0.610)%. The average daily difference for USOU was 0.002% (or 2 basis points, where 1 basis point equals 1/100 of 1%) and for USOD was (0.004)% (or 4 basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract times three, the average error in daily tracking by the per share NAV was (0.003)% for USOU and was (0.003)% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark times three tracking goal.

An alternative tracking measurement of the return performance of USOU and USOD versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOU or USOD, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USOU or USOD’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For USOU, for the period ended December 31, 2017, the actual total return of USOU as measured by changes in its per share NAV was 79.32%. This is based on an initial per share NAV of $25.00 as of July 20, 2017 and an ending per share NAV as of December 31, 2017 of $44.83. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOU would have had an estimated per share NAV of $43.36 as of December 31, 2017, for a total return over the relevant time period of 73.44%. The difference between the actual per share NAV total return of USOU of 79.32% and the expected total return based on the Benchmark Oil Futures Contract of 73.44% was an error over the time period of 5.88%, which is to say that USOU’s actual total return outperformed the benchmark result by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

For USOD, for the period ended December 31, 2017, the actual total return of USOD as measured by changes in its per share NAV was (55.16)%. This is based on an initial per share NAV of $25.00 as of July 20, 2017 and an ending per share NAV as of December 31, 2017 of $11.21. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract, USOD would have had an estimated per share NAV of $8.86 as of December 31, 2017, for a total return over the relevant time period of (64.56)%. The difference between the actual per share NAV total return of USOD of (55.16)% and the expected total return based on the Benchmark Oil Futures Contract of (64.56)% was an error over the time period of 9.4%, which is to say that USOD’s actual total return outperformed the benchmark result by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USOU or USOD ’s ability to accurately track its Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the period ended December 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD’s attempt to track the Benchmark Oil Futures Contract over time.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU and USOD are not required to distribute any portion of their income to their respective shareholders and did not make any distributions to shareholders during the period ended December 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD’s NAV. When this income exceeds the level of USOU or USOD’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by USOU or USOD may continue to be higher than interest earned by USOU or USOD. As such, USCF anticipates that USOU or USOD will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USOU or USOD.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the period ended December 31, 2017, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

An investment in a portfolio that owned only the near month crude oil futures contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ of crude oil futures contracts. Generally speaking, when the crude oil futures market is in backwardation, a portfolio of only the near month crude oil futures contract may tend to have a higher total return than a portfolio of 12 months’ of the crude oil futures contract. Conversely, if the crude oil futures market was in contango, the portfolio containing only 12 months’ of crude oil futures contracts may tend to outperform the portfolio holding only the near month crude oil futures contract

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global crude oil inventories grew rapidly after OPEC decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2017. In addition, the crude oil markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the crude oil market then such a decline may occur in 2018.

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

Crude Oil Market

Crude Oil Market. During the year ended December 31, 2017, crude oil prices have traded in a range between $42 to $60 as U.S. production growth threatened to overwhelm the impact of OPEC supply cuts. Prices rose during the third quarter as U.S. and global inventories declined. U.S. storage fell faster than the normal seasonal pace and dropped below prior-year inventory levels for the first time since 2014. U.S. production ramped up steadily throughout the year, returning to record levels last seen during summer 2015. However, production and rig count growth both appeared to level off towards the end of the quarter and may represent caution on the part of producers. Temporary disruptions also occurred as a result of hurricane Harvey. Looking ahead, expected demand growth appears strong while OPEC has stated it is prepared to take any action necessary to perpetuate the current trend towards a balanced market. Should global demand growth forecasts fail to be realized, or if OPEC is unable to counter growing U.S. production, there is a meaningful possibility that crude prices could fall again. On the other hand, increasing global tensions and the possibility of any number of conflicts escalating could lead to price shocks to the upside.

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

For the ten-year time period between December 31, 2007 and December 31, 2017, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
December 31, 2007 – December 31, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.277)	0.965	0.448	0.442	0.076	0.467
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.250)	(0.348)	(0.337)	(0.025)	(0.387)
Global Equities (FTSE World Index)			1.000	0.487	0.481	0.115	0.517
Unleaded Gasoline				1.000	0.729	0.146	0.697
Diesel-Heating Oil					1.000	0.258	0.806
Natural Gas						1.000	0.257
Crude Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2017, movements of crude oil displayed strong correlation with large cap U.S. equities, global equities and diesel-heating oil and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended December 31, 2017*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.309)	0.812	(0.300)	0.174	(0.526)	0.688
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.200)	0.602	(0.016)	0.060	(0.559)
Global Equities (FTSE World Index)			1.000	(0.273)	0.169	(0.592)	0.678
Unleaded Gasoline				1.000	0.509	0.384	(0.213)
Diesel-Heating Oil					1.000	0.135	0.621
Natural Gas						1.000	(0.170)
Crude Oil							1.000

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

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust Series’ financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by the Trust Series for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, the Trust Series estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material

Liquidity and Capital Resources

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

Each Trust Series currently expects to generate cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series’ NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series’ account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the period from commencement of operations on July 20, 2017 to December 31, 2017, each Trust Series’ expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the period from commencement of operations on July 20, 2017 to December 31, 2017, each Trust Series used other assets to pay expenses, which could cause a decrease in a Trust Series’ NAV over time. To the extent expenses exceed income, a Trust Series’ NAV will be negatively impacted.

Each Trust Series’ investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the period from commencement of operations on July 20, 2017 to December 31, 2017, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations nor made any investments.

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

As of December 31, 2017, RMPL and MLPD were in registration and had not commenced operations or made any investments.

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

In the future, each Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2017, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $3,780,699 and $1,315,082 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series’ custodian or FCM, as applicable, cease operations.

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations or made any investments.

Off Balance Sheet Financing

As of December 31, 2017, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangement of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series’ exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series’ financial position.

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations nor investment activities. Therefore, RMLP and MLPD did not have any loan guarantee, credit support or other off-balance sheet arrangements as of December 31, 2017.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of December 31, 2017 and have no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations nor investment activities. Therefore, RMLP and MLPD did not have any direct exposure to European sovereign debt as of December 31, 2017 nor did they have direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations nor issued any shares.

Contractual Obligations

The Trust’s (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. USCF, in return for its services, is entitled to a management fee calculated daily and paid monthly as a fixed percentage of each of USOU’s and USOD’s NAV equal to, from July 20, 2017 to November 14, 2017, 1.35% and 1.65%, respectively for USOU and USOD per annum of average daily total net assets, and commencing on November 15, 2017, 0.95% for each USOU and USOD per annum of average daily total net assets of each of USOU or USOD, as applicable.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to the FCM in connection with its transactions in Futures Contracts. For the period from commencement of operations on July 20, 2017 to December 31, 2017, FCM fees were approximately 0.55% of average daily total net assets for USOU and approximately 0.71% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

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

As of December 31, 2017, USOU’s portfolio consisted of 223 WTI Crude Oil Futures CL contracts traded on the NYMEX and USOD’s portfolio consisted of 55 WTI Crude Oil Futures CL contracts traded on the NYMEX. For a list of each of USOU and USOD’s current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USOU and USOD during the period from commencement of operations on July 20, 2017 to December 31, 2017.

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations or investment activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

Each of USOU and USOD are exposed to commodity price risk. In particular, each of USOU and USOD is exposed to crude oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that each of USOU and USOD holds in its portfolio, as described in “Contractual Obligations” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are expected to directly affect the value of the shares of USOU and USOD, respectively.

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations or investment activities. Therefore, RMLP and MLPD were not exposed to commodity price risk as of December 31, 2017.

OTC Contract Risk

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

During the 12 month reporting period ended December 31, 2017, each Trust Series limited its OTC activities to EFRP transactions.

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

As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations or investment activities. Therefore, RMLP and MLPD were not exposed to OTC contract risk as of December 31, 2017.

Item 8.	Financial Statements and Supplementary Data.

USCF Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	71

Report of Independent Registered Public Accounting Firm.	72

Statements of Financial Condition at December 31, 2017.	73

Schedules of Investments at December 31, 2017.	78

Statements of Operations for the period ended December 31, 2017.	80

Statements of Changes in Capital for the period ended December 31, 2017 and Statements of Changes in Shares Outstanding for the period ended December 31, 2017.	85

Statements of Cash Flows for the period ended December 31, 2017.	90

Notes to Financial Statements for the period ended December 31, 2017.	95

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust’s and each Trust Series’ internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2017, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor of

USCF Funds Trust

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of USCF Funds Trust (the “Trust”), the United States 3x Oil Fund, the United States 3x Short Oil Fund, the United States REX S&P MLP Fund, and the United States REX S&P MLP Inverse Fund (collectively, the “Funds”), in total and for the Funds as of December 31, 2017, including the schedule of investments as of December 31, 2017, and the related statements of operations, changes in capital and changes in shares outstanding and cash flows for the period from commencement of operations (July 20, 2017) through December 31, 2017.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USCF Funds Trust, the United States 3x Oil Fund, the United States 3x Short Oil Fund, the United States REX S&P MLP Fund, and the United States REX S&P MLP Inverse Fund as of December 31, 2017, and the results of their operations and their cash flows for the period from commencement of operations (July 20, 2017) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

/s/ Spicer Jeffries LLP

We have served as the Trust’s auditor since 2017.

Greenwood Village, Colorado

March 28, 2018

USCF Funds Trust

Statement of Financial Condition

At December 31, 2017

United States 3x Oil Fund

December 31, 2017
Assets
Cash and cash equivalents (at cost $1,200,864) (Notes 2 and 6)	$1,200,864
Equity in trading accounts:
Cash and cash equivalents (at cost $2,579,835)	2,579,835
Unrealized gain (loss) on open commodity futures contracts	703,240
Interest receivable	2,708
Other assets	848

Total assets	$4,487,495

Liabilities and Capital
Management fees payable (Note 4)	$2,850

Total liabilities	2,850

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	4,483,645
Total Capital	4,484,645

Total liabilities and capital	$4,487,495

Shares outstanding	100,040
Net asset value per share	$44.83
Market value per share	$42.99

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Financial Condition

At December 31, 2017

United States 3x Short Oil Fund

December 31, 2017
Assets
Cash and cash equivalents (at cost $844,143) (Notes 2 and 6)	$844,143
Equity in trading accounts:
Cash and cash equivalents (at cost $470,939)	470,939
Unrealized gain (loss) on open commodity futures contracts	(194,060)
Interest receivable	576
Other assets	848

Total assets	$1,122,446

Liabilities and Capital
Management fees payable (Note 4)	$1,399

Total liabilities	1,399

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	1,120,047
Total Capital	1,121,047

Total liabilities and capital	$1,122,446

Shares outstanding	100,040
Net asset value per share	$11.21
Market value per share	$11.32

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Financial Condition

At December 31, 2017*

REX S&P MLP Fund

December 31, 2017*
Assets
Cash (at cost of $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

* The Sponsor contributed $1,000 on March 31, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Statement of Financial Condition

At December 31, 2017*

REX S&P MLP Inverse Fund

December 31, 2017*
Assets
Cash (at cost of $1,000) (Notes 2 and 6)	$1,000

Total assets	$1,000

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000
Shareholders	—
Total Capital	1,000

Total liabilities and capital	$1,000

* The Sponsor contributed $1,000 on April 15, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Statement of Financial Condition

At December 31, 2017

USCF Funds Trust

December 31, 2017
Assets
Cash and cash equivalents (at cost $2,047,007) (Notes 2 and 6)	$2,047,007
Equity in trading accounts:
Cash and cash equivalents (at cost $3,050,774)	3,050,774
Unrealized gain (loss) on open commodity futures contracts	509,180
Interest receivable	3,284
Other assets	1,696

Total assets	$5,611,941

Liabilities and Capital
Management fees payable (Note 4)	$4,249

Total liabilities	4,249

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	4,000
Shareholders	5,603,692
Total Capital	5,607,692

Total liabilities and capital	$5,611,941

Shares outstanding	200,080

See accompanying notes to financial statements.

USCF Funds Trust
Schedule of Investments
At December 31, 2017

United States 3x Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2018 contracts, expiring January 2018*	$12,770,420	223	$703,240	15.68

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.12%, 2/15/2018	$50,000	$49,931	1.11
1.10%, 2/22/2018	50,000	49,921	1.11
1.09%, 3/01/2018	50,000	49,911	1.11
1.16%, 3/22/2018	50,000	49,872	1.11
1.17%, 3/29/2018	50,000	49,859	1.11
1.19%, 4/05/2018	100,000	99,691	2.22
1.23%, 4/19/2018	50,000	49,818	1.11
1.32%, 5/10/2018	50,000	49,765	1.11
1.43%, 5/31/2018	50,000	49,704	1.11
1.45%, 6/07/2018	50,000	49,686	1.11
1.50%, 6/28/2018	100,000	99,263	2.22
Total Treasury Obligations		647,421	14.43

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	500,000	500,000	11.15
Goldman Sachs Financial Square Funds - Government Fund - Class FS	500,000	500,000	11.15
Total Money Market Funds		1,000,000	22.30
Total Cash Equivalents		$1,647,421	36.73

* Collateral amounted to $2,579,835 on open futures contracts.

See accompanying notes to financial statements.

USCF Funds Trust
Schedule of Investments
At December 31, 2017

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2018 contracts, expiring January 2018*	$(3,129,040)	55	$(194,060)	(17.31)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.12%, 2/15/2018	$50,000	$49,931	4.46
1.10%, 2/22/2018	50,000	49,921	4.45
1.09%, 3/01/2018	50,000	49,911	4.45
1.16%, 3/22/2018	50,000	49,872	4.45
1.17%, 3/29/2018	50,000	49,859	4.45
1.19%, 4/05/2018	100,000	99,691	8.89
1.23%, 4/19/2018	50,000	49,818	4.45
1.32%, 5/10/2018	50,000	49,765	4.44
1.43%, 5/31/2018	50,000	49,704	4.43
1.45%, 6/07/2018	50,000	49,686	4.43
Total Treasury Obligations		548,158	48.90

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	250,000	250,000	22.30
Goldman Sachs Financial Square Funds - Government Fund - Class FS	290,000	290,000	25.87
Total Money Market Funds		540,000	48.17
Total Cash Equivalents		$1,088,158	97.07

* Collateral amounted to $470,939 on open futures contracts.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Operations

For the period ended December 31, 2017*

United States 3x Oil Fund

Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,290,712
Change in unrealized gain (loss) on open futures contracts	703,240
Interest income**	13,740
ETF transaction fees	1,000

Total income (loss)	2,008,692

Expenses
Management fees (Note 4)	17,178
Brokerage commissions	7,869

Total expenses	25,047

Net income (loss)	$1,983,645
Net income (loss) per share	$19.83
Net income (loss) per weighted average share	$19.83
Weighted average shares outstanding	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Operations

For the period ended December 31, 2017*

United States 3x Short Oil Fund

Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(1,176,665)
Change in unrealized gain (loss) on open futures contracts	(194,060)
Interest income**	7,972
ETF transaction fees	1,000

Total income (loss)	(1,361,753)

Expenses
Management fees (Note 4)	12,380
Brokerage commissions	5,820

Total expenses	18,200

Net income (loss)	$(1,379,953)
Net income (loss) per share	$(13.79)
Net income (loss) per weighted average share	$(13.79)
Weighted average shares outstanding	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Operations

For the period ended December 31, 2017*

REX S&P MLP Fund

Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$—
Change in unrealized gain (loss) on open futures contracts	—
Interest income	—
ETF transaction fees	—

Total income (loss)	—

Expenses
Management fees (Note 4)	—
Brokerage commissions	—

Total expenses	—

Net income (loss)	$—
Net income (loss) per share	$–
Net income (loss) per weighted average share	$—
Weighted average shares outstanding	—

* The Sponsor contributed $1,000 on March 31, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Operations

For the period ended December 31, 2017*

REX S&P MLP Inverse Fund

Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$—
Change in unrealized gain (loss) on open futures contracts	—
Interest income	—
ETF transaction fees	—

Total income (loss)	—

Expenses
Management fees (Note 4)	—
Brokerage commissions	—

Total expenses	—

Net income (loss)	$—
Net income (loss) per share	$–
Net income (loss) per weighted average share	$—
Weighted average shares outstanding	—

* The Sponsor contributed $1,000 on April 15, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Operations

For the period ended December 31, 2017*

USCF Funds Trust

Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$114,047
Change in unrealized gain (loss) on open futures contracts	509,180
Interest income**	21,712
ETF transaction fees	2,000

Total income (loss)	646,939

Expenses
Management fees (Note 4)	29,558
Brokerage commissions	13,689

Total expenses	43,247

Net income (loss)	$603,692

* Commencement of Operations, July 20, 2017

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Changes in Capital

For the period ended December 31, 2017*

United States 3x Oil Fund

	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	1,983,645	1,983,645

Balances, at December 31, 2017	$1,000	$4,483,645	$4,484,645

Statement of Changes in Shares Outstanding

For the period ended December 31, 2017*

	Sponsor	Shareholders	Total
Shares Outstanding, at July 20, 2017*	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	40	100,000	100,040

Net Asset Value Per Share:
At July 20, 2017*			$25.00
At December 31, 2017			$44.83

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Changes in Capital

For the period ended December 31, 2017*

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	(1,379,953)	(1,379,953)

Balances, at December 31, 2017	$1,000	$1,120,047	$1,121,047

Statement of Changes in Shares Outstanding

For the period ended December 31, 2017*

	Sponsor	Shareholders	Total
Shares Outstanding, at July 20, 2017*	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	40	100,000	100,040

Net Asset Value Per Share:
At July 20, 2017*			$25.00
At December 31, 2017			$11.21

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Changes in Capital

For the period ended December 31, 2017*

REX S&P MLP Fund

	Sponsor	Shareholders	Total

Balances, at March 31, 2016*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at December 31, 2017	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on March 31, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Changes in Capital

For the period ended December 31, 2017*

REX S&P MLP Inverse Fund

	Sponsor	Shareholders	Total

Balances, at April 15, 2016*	$—	$—	$—
Additions	1,000	—	1,000
Net income (loss)	—	—	—

Balances, at December 31, 2017	$1,000	$—	$1,000

* The Sponsor contributed $1,000 on April 15, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Changes in Capital

For the period ended December 31, 2017*

USCF Funds Trust

	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	4,000	5,000,000	5,004,000
Net income (loss)	—	603,692	603,692

Balances, at December 31, 2017	$4,000	5,603,692	5,607,692

Statement of Changes in Shares Outstanding

For the period ended December 31, 2017*

	Sponsor	Shareholders	Total
Shares Outstanding, at July 20, 2017*	—	—	—
Additions	80	200,000	200,080
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	80	200,000	200,080

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Cash Flows

For the period ended December 31, 2017*

United States 3x Oil Fund

Period ended December 31, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$1,983,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(2,579,835)
Unrealized (gain) loss on open futures contracts	(703,240)
(Increase) decrease in interest receivable	(2,708)
(Increase) decrease in other assets	(848)
Increase (decrease) in management fees payable	2,850
Net cash provided by (used in) operating activities	(1,300,136)

Cash Flows from Financing Activities:
Addition of shares	2,501,000
Redemption of shares	—
Net cash provided by (used in) financing activities	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,200,864

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$1,200,864

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Cash Flows

For the period ended December 31, 2017*

United States 3x Short Oil Fund

Period ended December 31, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$(1,379,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(470,939)
Unrealized (gain) loss on open futures contracts	194,060
(Increase) decrease in interest receivable	(576)
(Increase) decrease in other assets	(848)
Increase (decrease) in management fees payable	1,399
Net cash provided by (used in) operating activities	(1,656,857)

Cash Flows from Financing Activities:
Addition of shares	2,501,000
Redemption of shares	—
Net cash provided by (used in) financing activities	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	844,143

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$844,143

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Cash Flows

For the period ended December 31, 2017*

REX S&P MLP Fund

Period ended December 31, 2017*
Cash Flows from Financing Activities:
Addition of shares	1,000
Redemption of shares	—
Net cash provided by (used in) financing activities	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,000

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$1,000

* The Sponsor contributed $1,000 on March 31, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to financial statements.

USCF Funds Trust

Statement of Cash Flows

For the period ended December 31, 2017*

REX S&P MLP Inverse Fund

Period ended December 31, 2017*
Cash Flows from Financing Activities:
Addition of shares	1,000
Redemption of shares	—
Net cash provided by (used in) financing activities	1,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,000

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$1,000

* The Sponsor contributed $1,000 on April 15, 2016. As of December 31, 2017, the Fund is in registration and had not commenced operations.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Statement of Cash Flows

For the period ended December 31, 2017*

USCF Funds Trust

Period ended December 31, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$603,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(3,050,774)
Unrealized (gain) loss on open futures contracts	(509,180)
(Increase) decrease in interest receivable	(3,284)
(Increase) decrease in other assets	(1,696)
Increase (decrease) in management fees payable	4,249
Net cash provided by (used in) operating activities	(2,956,993)

Cash Flows from Financing Activities:
Addition of shares	5,004,000
Redemption of shares	—
Net cash provided by (used in) financing activities	5,004,000

Net Increase (Decrease) in Cash and Cash Equivalents	2,047,007

Cash and Cash Equivalents, beginning of period	—
Cash and Cash Equivalents, end of period	$2,047,007

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Notes to Financial Statements

For the period ended December 31, 2017

NOTE 1 – ORGANIZATION AND BUSINESS

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. The Trust contains four series: United States 3x Oil Fund (“USOU”), United States 3x Short Oil Fund (“USOD”), REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”). RMLP and MLPD (collectively, the “REX Funds”) are commodity pools that are expected to issue shares that would be purchased and sold on an exchange, but are currently in registration and have not commenced operations. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD each referred to as the “Fund” and collectively referred to herein as the “Funds” or the “Trust Series.” The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. The Funds earn income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Funds are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series’ conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period from July 20, 2017 (commencement of operations) through December 31, 2017 for any Trust Series.

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

The Funds receive or pay the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in the Funds’ statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2017, USCF held 40 shares of each of USOU and USOD.

Offering Costs

Offering costs incurred in connection with the registration of additional shares of any Trust Series after the initial registration of shares of such Trust Series are borne by each respective Trust Series. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds, overnight deposits and obligations of the United States with an original maturity of less than six months.

Reclassifications

Certain amounts in the accompanying financial statements may have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of December 31, 2017, RMLP and MLPD were in registration and had not commenced operations. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of December 31, 2017, USCF held 40 shares of each of USOU and USOD.

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

USOU’s shares began trading on July 20, 2017. As of December 30, 2017, USOU held 223 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 223 futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of December 31, 2017, USOD held 55 Futures Contracts on the NYMEX, totaling 55 futures contracts.

RMLP and MLPD are commodity pools that are expected to issue shares that would be purchased and sold on an exchange, but are currently in registration and have not commenced operations.

Trading Advisor and Trustee

The Trustee accepts service of legal process on the Trust in the State of Delaware and makes certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the shareholders.

NOTE 4 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of USOU and USOD (together the “Trust Series”) in accordance with the objectives and policies of USOU or USOD, as applicable. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Trust Series. For these services, each Fund is obligated to pay USCF a fee, which is paid monthly, equal to: from July 20, 2017 to November 14, 2017, 1.35% and 1.65%, respectively for USOU and USOD per annum of average daily total net assets, and commencing on November 15, 2017, 0.95% for each USOU and USOD per annum of average daily total net assets of each of USOU or USOD, as applicable. If and when RMLP and MLPD commence operations, USCF would have the same responsibilities and make the same arrangements for RMLP and MLPD and, USCF would be paid a fee of 0.75% and 0.75%, respectively, for RMLP and MLPD per annum of average daily total net assets for these services.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services to the Trust, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

The Trust Series pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLPshares, LLC, as may be disclosed from time to time. During the period ended December 31, 2017, the Trust Series did not incur any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

The Sponsor is responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis. These fees and expenses for the period ended December 31, 2017, are estimated to be a total of $569,303 for the Funds and the Related Public Funds. USOU’s portion of such fees and expenses for the period ended December 31, 2017 are estimated to be a total of $0 and USOD’s portion of such fees and expenses for the period ended December 31, 2017 are estimated to be a total of $0.

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

Brown Brothers Harriman & Co. Agreements

The Sponsor and the Trust, on its own behalf and on behalf of the Funds, are also party to a custodian agreement, dated July 7, 2017, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”), whereby BBH&Co. holds investments on behalf of the Trust Series. The Sponsor pays the fees of the custodian, which are determined by the parties from time to time. In addition, the Sponsor and the Trust, on its own behalf and on behalf of the Funds, are party to an administrative agency agreement, dated July 7, 2017, as amended from time to time, with BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for the Funds. The Sponsor also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

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

Brokerage and Futures Commission Merchant Agreements

On June 23, 2017, the Trust entered into a futures commission merchant agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as the Trust Series’ FCM. The agreement with RBC requires it to provide services to the Trust Series in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for the Trust Series’ account. In accordance with the agreement, RBC Capital charges the Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when the Funds issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when the Funds redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. The Trust Series also incur commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

No information is provided below for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

USOU

For the period from commencement of operations on July 20, 2017 to December 31, 2017*
Total commissions accrued to brokers	$7,869
Total commissions as an annualized percentage of average total net assets	0.55%
Commissions accrued as a result of rebalancing	$7,371
Percentage of commissions accrued as a result of rebalancing	93.67%
Commissions accrued as a result of creation and redemption activity	$498
Percentage of commissions accrued as a result of creation and redemption activity	6.33%

*Commencement of operations, July 20, 2017.

USOD

For the period from commencement of operations on July 20, 2017 to December 31, 2017*
Total commissions accrued to brokers	$5,820
Total commissions as an annualized percentage of average total net assets	0.71%
Commissions accrued as a result of rebalancing	$5,313
Percentage of commissions accrued as a result of rebalancing	91.29%
Commissions accrued as a result of creation and redemption activity	$507
Percentage of commissions accrued as a result of creation and redemption activity	8.71%

* Commencement of operations, July 20, 2017.

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

NOTE 6 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Trust Series may engage in the trading of futures contracts, options on futures contracts and swaps (collectively, “derivatives”). The Trust Series are exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

The Trust Series may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure each of the Trust Series has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the futures contracts held by USOU and USOD through December 31, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

The Trust Series’ cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of each of the Funds’ assets posted with that FCM; however, the majority of the Funds’ assets is held in cash and/or cash equivalents with the Funds’ custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of the Funds’ custodian, however, could result in a substantial loss of the Funds’ assets.

The Sponsor invests a portion of the Trust Series’ cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2017, USOU and USOD held investments in money market funds in the amounts of $1,000,000 and $540,000, respectively. USOU and USOD also hold cash deposits with their custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2017, USOU and USOD each held cash deposits and investments in Treasuries in the amounts of $2,780,699 and $775,082, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU’s or USOD’s custodian and/or FCM cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust Series are exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, the Trust Series pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option.

The Trust Series’ policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series have a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by the Trust Series are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

No information is provided for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the period from commencement of operations on July 20, 2017 to December 31, 2017 for the shareholders. This information has been derived from information presented in the financial statements.

No information is provided below for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

USOU

For the period from commencement of operations on July 20, 2017 to December 31, 2017*
Per Share Operating Performance:
Net asset value, beginning of period	$25.00
Total income (loss)	20.08
Net expenses	(0.25)
Net increase (decrease) in net asset value	19.83
Net asset value, end of period	$44.83

Total Return	79.32%

Ratios to Average Net Assets
Total income (loss)	63.41%
Management fees**	1.21%
Total expenses excluding management fees**	0.55%
Expenses waived**	—%
Net expenses excluding management fees**	0.55%
Net income (loss)	62.62%

* Commencement of operations, July 20, 2017.

**Annualized.

USOD

For the period from commencement of operations on July 20, 2017 to December 31, 2017*
Per Share Operating Performance:
Net asset value, beginning of period	$25.00
Total income (loss)	(13.61)
Net expenses	(0.18)
Net increase (decrease) in net asset value	(13.79)
Net asset value, end of period	$11.21

Total Return	(55.16)%

Ratios to Average Net Assets
Total income (loss)	(74.49)%
Management fees**	1.51%
Total expenses excluding management fees**	0.71%
Expenses waived**	—%
Net expenses excluding management fees**	0.71%
Net income (loss)	(75.48)%

* Commencement of operations, July 20, 2017.

**Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended September 30 and December 31, 2017.

USOU

	Third Quarter 2017*	Fourth Quarter 2017
Total Income (Loss)	$512,497	$1,496,195
Total Expenses	10,415	14,632
Net Income (Loss)	$502,082	$1,481,563
Net Income (Loss) per Share	$5.02	$14.81

USOD

	Third Quarter 2017*	Fourth Quarter 2017
Total Income (Loss)	$(640,360)	$(721,393)
Total Expenses	10,681	7,519
Net Income (Loss)	$(651,041)	$(728,912)
Net Income (Loss) per Share	$(6.51)	$(7.28)

 * Commencement of operations,, July 20, 2017.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Trust and the Trust Series value their investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Trust and the Trust Series (observable inputs) and (2) the Trust’s and the Trust Series’ own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

No information is provided in this section for RMLP and MLPD, since such Funds are currently in registration and have not commenced operations.

The following table summarizes the valuation of USOU’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,647,421	$1,647,421	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	703,240	703,240	—	—

During the period from commencement of operations on July 20, 2017 to December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,088,158	$1,088,158	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(194,060)	(194,060)	—	—

During the period from commencement of operations on July 20, 2017 to December 31, 2017, there were no transfers between Level I and Level II.

The Trust and the Funds have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$703,240

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(194,060)

The Effect of Derivative Instruments on the Statements of Operations of USOU

		For the period from commencement of operations on July 20, 2017 to December 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$1,290,712
	Change in unrealized gain (loss) on open contracts		$703,240

The Effect of Derivative Instruments on the Statements of Operations of USOD

		For the period from commencement of operations on July 20, 2017 to December 31, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed contracts	$(1,176,665)
	Change in unrealized gain (loss) on open contracts		$(194,060)

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14 is effective for fiscal years beginning on or after December 15, 2016, and interim periods within those annual periods. Early application is permitted. At this time, management does not believe there will be any impact to the Trust Series’ financial statements.

NOTE 11 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed and evaluated the need for disclosure and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

United States Commodity Funds LLC

____________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of
United States Commodity Funds LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of United States Commodity Funds LLC (the “Company”) as of December 31, 2017 and 2016, and the related notes to these financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

February 28, 2018

United States Commodity Funds LLC

Statements of Financial Condition

December 31, 2017 and 2016

	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$4,071,378	$5,941,128
Short-term investments	184,322	1,041
Management fees receivable - related party	1,596,581	2,199,866
Prepaid income taxes	-	931,556
Other current assets	157,321	100,526

Total current assets	6,009,602	9,174,117

Deferred tax assets, net	752,180	1,085,720
Other assets	8,558	8,558

Total assets	$6,770,340	$10,268,395

LIABILITIES AND MEMBER'S EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,368,406	$1,695,149
Dividend payable - related party	-	2,000,000
Expense waivers payable - related party	866,316	939,385

Total current liabilities	2,234,722	4,634,534

Commitments and contingencies (Note 5)

Member's equity	4,535,618	5,633,861

Total liabilities and member's equity	$6,770,340	$10,268,395

United States Commodity Funds LLC
Notes to the Financial Statements

1.	Business

In May 2005, United States Commodity Funds, LLC (“USCF” or the “Company”), a wholly-owned subsidiary of Wainwright Holdings Inc. (“Wainwright”), was formed as a single member limited liability company in the State of Delaware. On December 9, 2016, Wainwright was acquired by Concierge Technologies, Inc., (“Concierge” or “CNCG”), a public company currently traded on the OTC Markets QB Exchange with majority ownership held by two shareholders who also are majority owners of Wainwright. CNCG will continue to operate USCF as an independent wholly-owned subsidiary of Wainwright. USCF will also maintain its current independent and management director structure. USCF is a registered commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”) and serves as the General Partner (“General Partner”) for various limited partnerships (“LP”) as noted below.

The Company’s operating activities consist primarily of providing management services to thirteen active public funds.

The Company is currently the General Partner in the following Securities Act of 1933 LP commodity based index funds, and a Sponsor (“Sponsor”) for the fund series within the United States Commodity Index Funds Trust (“USCIF Trust”) and USCF Funds Trust:

USCF as General Partner for the following Funds:
United States Oil Fund, LP (“USO”)	Organized as a Delaware limited partnership in May 2005
United States Natural Gas Fund, LP (“UNG”)	Organized as a Delaware limited partnership in November 2006
United States Gasoline Fund, LP (“UGA”)	Organized as a Delaware limited partnership in April 2007
United States Diesel Heating Oil Fund, LP (“UHN”)	Organized as a Delaware limited partnership in April 2007
United States 12 Month Oil Fund, LP (“USL”)	Organized as a Delaware limited partnership in June 2007
United States 12 Month Natural Gas Fund, LP (“UNL”)	Organized as a Delaware limited partnership in June 2007
United States Short Oil Fund, LP (“DNO”)	Organized as a Delaware limited partnership in June 2008
United States Brent Oil Fund, LP (“BNO”)	Organized as a Delaware limited partnership in September 2009
USCF as fund Sponsor - each a series within the USCIF Trust:
United States Commodity Index Funds Trust (“USCIF Trust”)	A series trust formed in Delaware December 2009
United States Commodity Index Fund (“USCI”)	A commodity pool made public August 2010
United States Copper Index Fund (“CPER”)	A commodity pool made public November 2011
United States Agriculture Index Fund (“USAG”)	A commodity pool made public April 2012
USCF Canadian Crude Oil Index Fund (“UCCO”)	Currently in registration and has not commenced operations
USCF as fund Sponsor - each a series within the USCF Funds Trust:
USCF Funds Trust	A series trust formed in Delaware March 2016
United States 3x Oil Fund (“USOU”)	A commodity pool made public July 2017
United States 3x Short Oil Fund (“USOD”)	A commodity pool made public July 2017

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the REX S&P MLP Fund (“RMLP”) and the REX S&P MLP Inverse Fund (“MLPD”), which are currently in registration and have not commenced operations (together, the “REX Funds”). All USCF funds are collectively referred to as the “Funds” hereafter.

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying statements of financial condition of the Company have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition — Related Parties

The Company recognizes revenue under the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”) and the Trust Agreement, as amended from time to time (the “Trust Agreement”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. The Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the respective Funds. In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds and is contractually obligated to pay for these services. The Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds.

USO pays a management fee of 0.45% (45 basis points) per annum on its average daily net assets. UNG pays a fee equal to 0.60% (60 basis points) per annum on average daily net assets of $1,000,000,000 or less and 0.50% (50 basis points) of average daily net assets that are greater than $1,000,000,000. USL, UGA, UHN, and DNO each pay a fee of 0.60% (60 basis points) per annum on their average daily net assets. From inception through April 30, 2010, the Company has been charging UNL a management fee at a reduced rate of 0.60% (60 basis points) per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging UNL its standard rate of 0.75% (75 basis points) per annum of average daily net assets. The difference of 0.15% (15 basis points) per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from UNL. BNO pays a management fee of 0.75% (75 basis points) per annum on its average daily net assets. USOU and USOD each pay a management fee of 0.95% (95 basis points) per annum on its average daily net assets.

Effective January 1, 2014 and continuing through December 31, 2015, the Company contractually agreed to lower the management fee for USCI to 0.80% (80 basis points), 0.65% (65 basis points) for CPER and 0.65% (65 basis points) for USAG, per annum on its average daily net assets. Effective January 1, 2016, the Company permanently lowered the management fee to 0.80% (80 basis points) for USCI, 0.65% (65 basis points) for CPER and 0.65% (65 basis points) for USAG, per annum on its average daily net assets.

Management fees are recognized in the period earned in accordance with the terms of their respective agreements.

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Expense Waivers

The Company has voluntarily agreed to pay certain expenses normally borne by UGA, UHN, DNO, UNL, BNO, CPER and USAG to the extent such expenses exceed 0.15% (15 basis points) of the respective fund’s average daily net assets, on an annualized basis. The Company has no obligation to continue such payments into subsequent periods. These expenses totaled $866,316 and $939,385 for the years ended December 31, 2017 and 2016, respectively, and are included in general and administrative expense. Expense waivers payable totaled $866,316 and $939,385 as of December 31, 2017 and 2016, respectively.

Fund Startup Expenses

The Company expenses all startup expenses associated with the registration of each fund and the expense is charged to general and administrative expense. Fund startup expenses include costs relating to the initial registration of shares and include, but are not limited to, legal fees pertaining to the initial registration of shares, SEC and FINRA registration fees, initial fees to be listed on an exchange, and other similar costs.

The Funds pay for all brokerage fees, taxes and other expenses, including registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent shares after their initial registration and all legal, accounting, printing and other expenses associated therewith.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company places its cash with various high credit quality institutions. At times, the Company maintains cash deposits in excess of the United States Federal Deposit Insurance Corporation coverage of $250,000, but the Company does not expect any losses.

Management Fees Receivable – Related Party

Management fees receivable generally consist of one month of management fees which are collected in the month after they are earned. The Company is the general partner or fund sponsor of various funds for which we earn a management fee.

Management closely monitors receivables and records an allowance for any balances that are determined to be uncollectible. As of December 31, 2017 and 2016, the Company considered all remaining accounts receivable to be fully collectible.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with respect to such investments. Short-term investments consist of equities, futures, and money market funds. Short-term investments are classified as available-for-sale securities. The Company measures the investments at estimated fair value at period end with any changes in estimated fair value reflected as unrealized gains (losses) in the accumulated other comprehensive income (loss).

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Fair Value Measurements

The Company’s short-term investments are carried at estimated fair value. In determining fair value, the Company follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement (“ASC 820”). Under ASC 820, the fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety:

Level 1 – Quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities, without adjustment.

Level 2 – Quoted prices in markets that are not considered to be active for identical or similar assets or liabilities, quoted prices in active markets of similar assets or liabilities, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3 – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment.

Unrealized gains and losses on investments resulting from market fluctuations are recorded in the accumulated other comprehensive income (loss) account. Realized gains or losses on sales of investments are determined on a specific identification basis.

Short-term investments are valued at the closing price reported on the active market on which the individual securities are traded.

Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, valuation of net operating losses and tax credit carryforwards, if any.

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Income Taxes, continued

Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If necessary, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets until it is more likely than not that such assets will be realized.

The Company provides for uncertain tax positions using guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the accounting standard and in subsequent periods. In addition, the accounting standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“TCJA”) was enacted into law with new legislation containing several key tax provisions which affects the Company including a reduction of the corporate income tax rate to 21% from 34%, effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities.

Concentration of Credit Risk

Concentrations of management fees receivable as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
Fund	Management Fees Receivable

USO	$799,623	50%
USCI	326,005	20%
UNG	312,466	20%
All Others	158,487	10%

Total	$1,596,581	100%

	December 31, 2016
Fund	Management Fees Receivable

USO	$1,256,213	57%
USCI	445,163	20%
UNG	303,354	14%
All Others	195,136	9%

Total	$2,199,866	100%

United States Commodity Funds LLC
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. In September 2017 the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which further elaborates on the original ASU No. 2016-02. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public business entities with fiscal years beginning after December 15, 2018, including interim periods. All other entities are required to adopt ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of the new standard.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s financial statements.

3.	Investments and Fair Value Measurements

Investments measured at estimated fair value consist of the following as of December 31, 2017 and 2016:

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Money market funds	$96	$-	$-	$96
Futures	395,000	-	(211,912)	183,088
Equities	1,577	-	(439)	1,138

Total short-term investments	$396,673	$-	$(212,351)	$184,322

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Money market funds	$96	$-	$-	$96
Equities	1,577	-	(632)	945

Total short-term investments	$1,673	$-	$(632)	$1,041

As of December 31, 2017 and 2016, the Company did not have any investments with gross unrealized losses greater than 12 months on a continuous basis.

United States Commodity Funds LLC
Notes to the Financial Statements

3.	Investments and Fair Value Measurements, continued

The following tables summarize the valuation of the Company’s securities at December 31, 2017 and 2016 using the fair value hierarchy:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Money market funds	$96	$96	$-	$-
Futures	183,088	-	183,088	-
Other equities	1,138	1,138	-	-
Total	$184,322	$1,234	$183,088	$-

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Money market funds	$96	$96	$-	$-
Other equities	945	945	-	-
Total	$1,041	$1,041	$-	$-

 During the twelve months ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

4.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is included in member’s equity on the statements of financial condition. Changes in accumulated other comprehensive income (loss) are as follows:

Balance, December 31, 2015	$(707)

Other comprehensive income	75

Balance, December 31, 2016	$(632)

Other comprehensive (loss)	(211,719)

Balance, December 31, 2017	$(212,351)

5.	Commitments and Contingencies

Operating Leases

The Company leases office space in Oakland, California under an operating lease, which expires in October 2018.

Future minimum rental payments required under the operating lease, are as follows:

For the year ending December 31:
2018	$113,304

$113,304

Contingencies

From time to time, the Company is involved in legal proceedings arising mainly from the ordinary course of its business. In management’s opinion, the legal proceedings are not expected to have a material effect on the Company’s financial position or results of operations.

United States Commodity Funds LLC
Notes to the Financial Statements

6.	Income Taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation. The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense and deferred tax assets at the legal entity level as if it was filing its own stand-alone taxes.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016

Deferred tax assets:
Fund start-up costs	$730,270	$1,041,325
Capital loss carryover	12,334	6,969
Accruals, reserves and other	21,910	44,395

Gross deferred tax assets	764,514	1,092,689
Less valuation allowance	(12,334)	(6,969)

Total deferred tax assets, net	$752,180	$1,085,720

The majority of the deferred tax assets relate to startup costs associated with the organization and registration of the Funds for which the Company is a general partner and having paid such costs.

On December 22, 2017, the TCJA (Tax Cut and Jobs Act) was enacted into law, which significantly changes existing U.S. tax law. The reduction of the U.S. federal statutory tax rate from 34% to 21% is effective January 1, 2018.

During the fourth quarter of 2017, the Company remeasured the deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods. This write down resulted in a decrease in the deferred tax asset and created tax expense that is recorded in the Statement of Operations. The reduction in the deferred tax asset was $403,000 for the year ended December 31, 2017.

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based upon available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for capital loss carryover. Accordingly, management has established a valuation allowance related to this deferred tax asset. The valuation allowance increased by approximately $5,000 during 2017 and decreased $13,000 during 2016. The change in the valuation allowance is due to additional capital losses during the year.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s tax years 2013 through 2017 will remain open for examination by the federal and state authorities for three and four years, respectively. As of December 31, 2017, there were no active taxing authority examinations.

The Company had unrecognized tax benefits (“UTBs”) of approximately $15,000 and $29,000 as of December 31, 2017 and 2016, respectively. The Company will recognize interest and penalties, when they occur, related to uncertain tax provisions as a component of tax expense. There is no interest or penalties to be recognized for the years ended December 31, 2017 and 2016. The Company does not expect its UTBs to change significantly over the next 12 months.

United States Commodity Funds LLC
Notes to the Financial Statements

7.	Related Party Transactions

The Funds are deemed by management to be related parties. The Company’s revenues, totaling $21,045,593 and $25,425,892 for the years ended December 31, 2017 and 2016, respectively, were earned from these related parties. Accounts receivable, totaling $1,596,581 and $2,199,866 as of December 31, 2017 and 2016, respectively, were owed from these relate parties. Expense waivers, totaling $866,316 and $939,385 for the years ended December 31, 2017 and 2016, respectively, were incurred on behalf of these related parties. Waivers payable, totaling $866,316 and $939,385 as of December 31, 2017 and 2016, respectively, were owed to these related parties.

During the years ended December 31, 2017 and 2016, the Company paid $6,600,000 and $2,100,000, respectively, in distributions to its member Wainwright.

The Company files a federal consolidated income tax return with entities not included on these financials. In connection with filing a consolidated federal income tax return, the tax benefit of utilizing tax losses generated by the consolidated group is not reflected on USCF’s statements of financial condition. The Company’s taxes are computed as if it files on a stand-alone basis (see Note 6).

8.	Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through February 28, 2018, the date the statements of financial condition were issued or filed. Nothing has occurred outside normal operations since that required recognition or disclosure in these statements of financial condition other than the items noted below.

On January 3, 2018, the Company approved a $1,000,000 dividend to Wainwright and was paid on January 18, 2018.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Trust if the Trust had any officers, have evaluated the effectiveness of the Trust’s and each Trust Series’ disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Trust and each Trust Series have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

The Trust and each Trust Series are responsible for establishing and maintaining adequate internal control over financial reporting. The Trust’s and each Trust Series’ internal control system is designed to provide reasonable assurance to USCF and the Board of USCF regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. USCF’s report on internal control over financial reporting is set forth above under the heading, “Management’s Annual Report on Internal Control Over Financial Reporting” in Item 8 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s or any Trust Series’ internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s or any Trust Series’ internal control over financial reporting.

Item 9B.	Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month USOU and USOD publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on the Trust Series’ website at www.uscfinvestments.com.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USOU and USOD have no executive officers. Pursuant to the terms of the LP Agreement, each series’ affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	55	Chairman of the Board of Directors, Vice President
Andrew F Ngim	57	Chief Operating Officer, Management Director and Portfolio Manager
Robert Nguyen	58	Management Director
John P. Love	46	Management Director, President and Chief Executive Officer
Stuart P. Crumbaugh	54	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	59	General Counsel and Chief Compliance Officer
Ray W. Allen	61	Portfolio Manager
Kevin A. Baum	47	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	71	Independent Director
Malcolm R. Fobes	53	Independent Director
Peter M. Robinson	60	Independent Director

Ray W. Allen, 61, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD since July 2017. Mr. Allen also has served as the portfolio manager of the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 47, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco PowerShares Capital Management LLC, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been an NFA member since March 2016 and a principal, swap associated person, and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, and earned a B.B.A. in Finance from Texas Tech University.

Stuart P. Crumbaugh, 54, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers LLC. He also serves as a Management Trustee of USCF ETF Trust from May 2015 to present and as Management Trustee of the USCF Mutual Funds Trust from October 2016 to present. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 55, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through June 2015 and Vice President since June 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. From January 26, 2015 to the present, Mr. Gerber is also the Chief Executive Officer, President and Secretary of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNGC.” Concierge is the sole shareholder of Wainwright. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. From the period June 2014 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF ETF Trust, an investment company registered under the Investment Company Act of 1940, as amended, and has previously served as President of USCF Advisers LLC. From October 2016 to the present, Mr. Gerber also serves as Chairman of the Board of Trustees of USCF Mutual Funds Trust, an investment company registered under the Investment Company Act of 1940, as amended. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. In addition to his role as Chairman of the Board of USCF ETF Trust, he also served as its President and Chief Executive Officer from June 2014 until December 2015. Mr. Gerber also has served USCF Advisers on the Board of Managers since June 2013 and as the Vice President since June 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Mr. Gerber is a principal of USCF Advisers LLC as of January 2017. Additionally, as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers LLC. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 46, President and Chief Executive Officer of USCF since June 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through June 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer upon Mr. Gerber’s resignation from those positions. In addition, Mr. Love has served as on the Board of Managers of USCF Advisers LLC since November 2016 and as its President since June 2015. Mr. Love also is a director of Wainwright Holdings Inc., a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers LLC. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 57, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013., Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. From December 2017 to the present, Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven SHPEI Index Fund and the USCF SummerHaven SHPEN Index Fund, both of which are series of the USCF ETF Trust. Mr. Ngim serves as a Management Trustee of the USCF ETF Trust from August 2014 to the present and as a Management Trustee for the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 58, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers LLC. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 59, General Counsel and Chief Compliance Officer of USCF since May 2015 and February 2013, respectively, and from August 2011 through April 2015, Ms. Yu served as Assistant General Counsel. Since May 2015, Ms. Yu has served as Chief Legal Officer and Chief Compliance Officer of USCF Advisers LLC and USCF ETF Trust as well as Chief AML Officer of USCF ETF Trust. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Previously, Ms. Yu served as Branch Chief with the Securities Enforcement Branch for the State of Hawaii, Department of Commerce and Consumer Affairs from February 2008 to August 2011. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 71, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 53, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 60, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum, Carolyn Yu and Wainwright Holdings Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, Ray Allen, Kevin Baum and Carolyn Yu. In addition Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in the Trust. Ray Allen and John P. Love make trading and investment decisions for the Trust. John P. Love and Ray Allen execute trades on behalf of the Trust. In addition, Nicholas D. Gerber, John P. Love, Robert Nguyen, Ray Allen, Kevin Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert Nguyen, Ray Allen and Kevin Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are also registered with the CFTC as Swaps Associated Persons.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III, and Peter M. Robinson). The audit committee is governed by an audit committee charter that is posted on each Trust Series’ website at www.uscfinvestments.com. Any shareholder of a Trust Series may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259. The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter. The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of each Trust Series are not compensated by such Trust Series, but instead by USCF, none of the Trust Series has a compensation committee. Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of any Trust Series. USCF believes that it is necessary for each member of the Board to possess many qualities and skills. USCF further believes that all directors should possess a considerable amount of business management and educational experience. When vacancies in USCF’s Board occur, the members of the Board consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics. In connection with this, the Board also considers issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to each Trust Series and the Related Public Funds. Each Trust Series has posted the text of the Corporate Governance Policy on its website at www.uscfinvestments.com. Any shareholder of a Trust Series may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to each Trust Series. Each Trust Series has posted the text of the Code of Ethics on its website at www.uscfinvestments.com. Any shareholder of a Trust Series may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. Each Trust Series intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF. The non-management directors have designated Gordon L. Ellis to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Ellis by writing to 475 Milan Drive, No. 103, San Jose, CA 95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber. Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series’ customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF as the founder of USCF. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face the Trust Series and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by the Trust Series, including Oil Futures Contracts or Other Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by the Trust Series. The policies, among other things, limit the Trust Series’ ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

There are certain risks that may arise as a result of a growth in assets under management. For example, if position limits are imposed on the Trust Series and the assets under management continue to increase, then the Trust Series may not be able to invest solely in the Benchmark Oil Futures Contract and may have to invest in OTC swap contracts or Other Oil-Related Investments as it seeks to track its benchmark. Other Oil Futures Contracts in which the Trust Series may invest may not track changes in the price of the Benchmark Oil Futures Contract. Other Oil-Related Investments, including OTC swap contracts, may also expose the Trust Series to increased counterparty credit risk and may be less liquid and more difficult to value than Oil Futures Contracts. The Trust Series and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any OTC swap contracts or other investments.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of the Trust Series’ public disclosure, each Trust Series will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by a Trust Series of NYSE Arca corporate governance listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2017 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11.	Executive Compensation.

Compensation to USCF and Other Compensation

None of the Trust Series directly compensates any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of each Trust Series and other entities controlled by USCF. None of the Trust Series reimburses USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. Each Trust Series pays fees to USCF pursuant to the Trust Agreement. Each of USOU and USOD is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.95% per annum of average daily total net assets.

For 2017, each of USOU and USOD accrued aggregate management fees of $17,178, and $12,380, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2017, by the directors of USCF. Each of USOU and USOD’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2017 was $0 and $0, respectively.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan		All Other Compensation		Total
Management Directors
Nicholas Gerber		$–	NA	NA	NA		$–		$–		$–
John P. Love		$–	NA	NA	NA		$–		$–		$–
Andrew F Ngim		$–	NA	NA	NA		$–		$–		$–
Robert L. Nguyen	$		NA	NA	NA	$		$		$
Independent Directors
Peter M. Robinson		$–	NA	NA	NA		$–		$–		$–
Gordon L. Ellis		$–	NA	NA	NA		$–		$–		$–
Malcolm R. Fobes III (1)		$–	NA	NA	NA		$–		$–		$–

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of the Trust Series. In addition, Each Trust Series is not aware of any 5% holder of its shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Each Trust Series has and will continue to have certain relationships with USCF and its affiliates. However, there have been no direct financial transactions between any Trust Series and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by any Trust Series with directors or executive officers of USCF or holders of beneficial interests in USCF or any Trust Series of more than 5%, will be subject to the provisions regarding “Fiduciary Duty” as set forth in Section 5.6 of the Trust Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2017, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USOU by its independent auditors for the last fiscal year is as follows:

2017
Audit fees	$25,000
Audit-related fees	-
Tax fees	-
All other fees	-
$25,000

The fees for services billed to USOD by its independent auditors for the last fiscal year is as follows:

2017
Audit fees	$25,000
Audit-related fees	-
Tax fees	-
All other fees	-
$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of the Trust and each Trust Series’ annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of Trust’s and the Trust Series’ current reports on Form 8-K; (ii) the audit of the Trust’s and each Trust Series’ internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by the Trust’s and the Trust Series’ independent auditors and to monitor their continuing independence. Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by the Trust’s and the Trust Series’ independent auditors unless the engagement is specifically pre-approved by the audit committee. The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 70.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description

3.1(1)	Certificate of Statutory Trust of the registrant.
3.2(1)	Amended and Restated Declaration of Trust and Trust Agreement.
3.3(1)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(1)	Form of Authorized Purchaser Agreement.
10.2 (3)	Marketing Agent Agreement.
10.3(2)	Custodian Agreement.
10.4(2)	Administrative Agency Agreement.
10.5(2)	Second Amended and Restated Consulting and Service Agreement with REX MLPshares, LLC.
31.1(4)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(4)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(4)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2(4)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-214825) filed on June 27, 2017.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-214825) filed on July 14, 2017.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-214825) filed on July 17, 2017.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USCF Funds Trust (Registrant)

By:	United States Commodity Funds LLC, its sponsor

By:	/s/ John P. Love

John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: March 28, 2018

By:	/s/ Stuart P. Crumbaugh

Stuart P. Crumbaugh

Chief Financial Officer

(Principal financial and accounting officer)

Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 28, 2018
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 28, 2018
John P. Love

/s/ Andrew F Ngim	Management Director	March 28, 2018
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 28, 2018
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 28, 2018
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 28, 2018
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 28, 2018
Malcolm R. Fobes III

