Form 10-Q
period 2018-03-31
USCF Funds Trust
filed 2018-05-15
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of outstanding shares of each series of the registrant as of May 11, 2018 are included in the table below:

Number of Outstanding Shares as of May 11, 2018
United States 3x Oil Fund	100,040
United States 3x Short Oil Fund	100,040
Total	200,080

USCF FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at March 31, 2018 (Unaudited) and December 31, 2017	2

Condensed Schedules of Investments (Unaudited) at March 31, 2018	5

Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2018	7

Condensed Statements of Changes in Capital (Unaudited) for the three months ended March 31, 2018 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the three months ended March 31, 2018	10

Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018	13

Notes to Condensed Financial Statements for the period ended March 31, 2018 (Unaudited)	16

USCF Funds Trust

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

United States 3x Oil Fund

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $1,202,701 and $1,200,864, respectively) (Notes 2 and 6)	$1,202,701	$1,200,864
Equity in trading accounts:
Cash and cash equivalents (at cost $3,512,214 and $2,579,835, respectively)	3,512,214	2,579,835
Unrealized gain (loss) on open commodity futures contracts	768,285	703,240
Interest receivable	4,351	2,708
Other assets	848	848

Total assets	$5,488,399	$4,487,495

Liabilities and Capital
Management fees payable (Note 4)	$3,667	$2,850
Brokerage commissions payable	750	—

Total liabilities	4,417	2,850

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	5,482,982	4,483,645
Total Capital	5,483,982	4,484,645

Total liabilities and capital	$5,488,399	$4,487,495

Shares outstanding	100,040	100,040
Net asset value per share	$54.82	$44.83
Market value per share	$53.26	$42.99

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

United States 3x Short Oil Fund

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $251,494 and $844,143, respectively) (Notes 2 and 6)	$251,494	$844,143
Equity in trading accounts:
Cash and cash equivalents (at cost $1,183,637 and $470,939, respectively)	1,183,637	470,939
Unrealized gain (loss) on open commodity futures contracts	(205,477)	(194,060)
Interest receivable	937	576
Other assets	848	848

Total assets	$1,231,439	$1,122,446

Liabilities and Capital
Management fees payable (Note 4)	$1,488	$1,399
Brokerage commissions payable	250	—

Total liabilities	1,738	1,399

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	1,228,701	1,120,047
Total Capital	1,229,701	1,121,047

Total liabilities and capital	$1,231,439	$1,122,446

Shares outstanding	150,040	100,040
Net asset value per share	$8.20	$11.21
Market value per share	$8.24	$11.32

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Financial Condition

At March 31, 2018 (Unaudited) and December 31, 2017

USCF Funds Trust

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $1,454,195 and $2,047,007, respectively) (Notes 2 and 6)	$1,454,195	$2,047,007
Equity in trading accounts:
Cash and cash equivalents (at cost $4,695,851 and $3,050,774, respectively)	4,695,851	3,050,774
Unrealized gain (loss) on open commodity futures contracts	562,808	509,180
Interest receivable	5,288	3,284
Other assets	1,696	1,696

Total assets	$6,719,838	$5,611,941

Liabilities and Capital
Management fees payable (Note 4)	$5,155	$4,249
Brokerage commissions payable	1,000	—

Total liabilities	6,155	4,249

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000	4,000
Shareholders	6,711,683	5,603,692
Total Capital	6,713,683	5,607,692

Total liabilities and capital	$6,719,838	$5,611,941

Shares outstanding	250,080	200,080

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

United States 3x Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2018 contracts, expiring April 2018*	$15,661,535	253	$768,285	14.01

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$100,000	$99,987	1.82
1.23%, 4/19/2018	50,000	49,970	0.91
1.32%, 5/10/2018	50,000	49,929	0.91
1.43%, 5/31/2018	50,000	49,882	0.91
1.45%, 6/07/2018	50,000	49,866	0.91
1.50%, 6/28/2018	100,000	99,636	1.82
1.56%, 7/05/2018	50,000	49,795	0.91
1.56%, 7/12/2018	100,000	99,561	1.81
1.77%, 8/16/2018	50,000	49,666	0.91
1.82%, 8/23/2018	50,000	49,640	0.90
1.82%, 8/30/2018	50,000	49,621	0.90
1.90%, 9/27/2018	100,000	99,066	1.81
Total Treasury Obligations		796,619	14.52

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	500,000	500,000	9.12
Goldman Sachs Financial Square Funds - Government Fund - Class FS	500,000	500,000	9.12
Total Money Market Funds		1,000,000	18.24
Total Cash Equivalents		$1,796,619	32.76

* Collateral amounted to $3,512,214 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)
At March 31, 2018

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL May 2018 contracts, expiring April 2018*	$(3,496,103)	57	$(205,477)	(16.71)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.19%, 4/05/2018	$100,000	$99,987	8.13
1.23%, 4/19/2018	50,000	49,969	4.06
1.32%, 5/10/2018	50,000	49,929	4.06
1.43%, 5/31/2018	50,000	49,882	4.06
1.45%, 6/07/2018	50,000	49,866	4.05
1.77%, 8/16/2018	50,000	49,666	4.04
1.82%, 8/23/2018	50,000	49,640	4.04
1.90%, 9/27/2018	50,000	49,533	4.03
Total Treasury Obligations		448,472	36.47

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	250,000	250,000	20.33
Total Cash Equivalents		$698,472	56.80

* Collateral amounted to $1,183,637 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Operations (Unaudited)

For the three months ended March 31, 2018

United States 3x Oil Fund

Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$936,875
Change in unrealized gain (loss) on open futures contracts	65,045
Interest income*	15,831

Total income (loss)	1,017,751

Expenses
Management fees (Note 4)	11,814
Brokerage commissions	6,600

Total expenses	18,414

Net income (loss)	$999,337
Net income (loss) per share	$9.99
Net income (loss) per weighted average share	$9.99
Weighted average shares outstanding	100,040

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Operations (Unaudited)

For the three months ended March 31, 2018

United States 3x Short Oil Fund

Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(340,013)
Change in unrealized gain (loss) on open futures contracts	(11,417)
Interest income*	4,101
ETF transaction fees	184

Total income (loss)	(347,145)

Expenses
Management fees (Note 4)	3,154
Brokerage commissions	2,137

Total expenses	5,291

Net income (loss)	$(352,436)
Net income (loss) per share	$(3.01)
Net income (loss) per weighted average share	$(2.50)
Weighted average shares outstanding	141,151

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Operations (Unaudited)

For the three months ended March 31, 2018

USCF Funds Trust

Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$596,862
Change in unrealized gain (loss) on open futures contracts	53,628
Interest income*	19,932
ETF transaction fees	184

Total income (loss)	670,606

Expenses
Management fees (Note 4)	14,968
Brokerage commissions	8,737

Total expenses	23,705

Net income (loss)	$646,901

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2018

United States 3x Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$1,000	$4,483,645	$4,484,645
Net income (loss)	—	999,337	999,337

Balances, at March 31, 2018	$1,000	$5,482,982	$5,483,982

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	—	—
Redemptions	—	—	—

Shares Outstanding, at March 31, 2018	40	100,000	100,040

Net Asset Value Per Share:
At December 31, 2017			$44.83
At March 31, 2018			$54.82

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2018

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$1,000	$1,120,047	$1,121,047
Additions	—	461,090	461,090
Net income (loss)	—	(352,436)	(352,436)

Balances, at March 31, 2018	$1,000	$1,228,701	$1,229,701

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	50,000	50,000
Redemptions	—	—	—

Shares Outstanding, at March 31, 2018	40	150,000	150,040

Net Asset Value Per Share:
At December 31, 2017			$11.21
At March 31, 2018			$8.20

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the three months ended March 31, 2018

USCF Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$4,000	$5,603,692	$5,607,692
Additions	—	461,090	461,090
Redemptions	(2,000)	—	(2,000)
Net income (loss)	—	646,901	646,901

Balances, at March 31, 2018	$2,000	$6,711,683	$6,715,683

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the three months ended March 31, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	80	200,000	200,080
Additions	—	50,000	50,000
Redemptions	—	—	—

Shares Outstanding, at March 31, 2018	80	250,000	250,080

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2018

United States 3x Oil Fund

Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$999,337
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(65,045)
(Increase) decrease in interest receivable	(1,643)
Increase (decrease) in management fees payable	817
Increase (decrease) in brokerage commissions payable	750
Net cash provided by (used in) operating activities	934,216

Cash Flows from Financing Activities:
Addition of shares	—
Redemption of shares	—
Net cash provided by (used in) financing activities	—

Net Increase (Decrease) in Cash and Cash Equivalents	934,216

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,780,699
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$4,714,915

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,202,701
Equity in Trading Accounts:
Cash and Cash Equivalents	3,512,214
Total Cash, Cash Equivalents and Equity in Trading Accounts	$4,714,915

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2018

United States 3x Short Oil Fund

Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(352,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	11,417
(Increase) decrease in interest receivable	(361)
Increase (decrease) in management fees payable	89
Increase (decrease) in brokerage commissions payable	250
Net cash provided by (used in) operating activities	(341,041)

Cash Flows from Financing Activities:
Addition of shares	461,090
Redemption of shares	—
Net cash provided by (used in) financing activities	461,090

Net Increase (Decrease) in Cash and Cash Equivalents	120,049

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,315,082
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,435,131

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$251,494
Equity in Trading Accounts:
Cash and Cash Equivalents	1,183,637
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,435,131

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2018

USCF Funds Trust

Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$646,901
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(53,628)
(Increase) decrease in interest receivable	(2,004)
Increase (decrease) in management fees payable	906
Increase (decrease) in brokerage commissions payable	1,000
Net cash provided by (used in) operating activities	593,175

Cash Flows from Financing Activities:
Addition of shares	461,090
Redemption of shares	(2,000)
Net cash provided by (used in) financing activities	459,090

Net Increase (Decrease) in Cash and Cash Equivalents	1,052,265

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	5,097,781
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$6,150,046

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,454,195
Equity in Trading Accounts:
Cash and Cash Equivalents	4,695,851
Total Cash, Cash Equivalents and Equity in Trading Accounts	$6,150,046

See accompanying notes to condensed financial statements.

USCF Funds Trust

Notes to Condensed Financial Statements

For the period ended March 31, 2018 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. The Trust contains four series: United States 3x Oil Fund (“USOU”), United States 3x Short Oil Fund (“USOD”), REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”). USOU and USOD commenced operations on July 20, 2017. RMLP and MLPD (together, the “REX Funds”) were in registration and had not commenced operations. Both REX Funds filed to withdraw from registration on March 30, 2018. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD each referred to as the “Fund” and collectively referred to herein as the “Funds” or the “Trust Series.” The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each series of the Trust is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

The Trust financial statements included its respective series of funds financial statements including USOU, USOD and the REX Funds through December 31, 2017. For reporting commencing with the March 31, 2018 reporting period, and in conjunction with the termination of the REX Funds on March 30, 2018 the REX Funds financial statements have not been included, but are included in the overall Trust financial statements for the applicable reporting periods.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. The Funds earn income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Funds are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2018 for any Trust Series.

Trust Capital and Allocation of Income and Losses

The Trust is treated as a partnership for tax purposes. Profit or loss shall be allocated among the shareholders of each Trust Series in proportion to the number of shares each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Creations and Redemptions

“Authorized Participants,” institutional firms that can purchase or redeem shares in blocks of 50,000 shares called “baskets” through the Fund’s marketing agent, may purchase or redeem baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

The Funds receive or pay the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in the Funds' condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

For USOU or USOD, Authorized Participants pay a transaction fee equal to 0.04% of total NAV of baskets to the Fund for each order placed to create or redeem one or more baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF.

Calculation of Per Share NAV

USOU and USOD Funds' per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. The Funds use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange. The NAV for a normal trading day is released after 4:00 p.m. Eastern time (“E.T.”). For futures contracts and options traded on exchanges, USOU and USOD’s administrator (the “Administrator”) use the closing or settlement price published by the applicable exchange or, in the case of a market disruption, the last traded price before settlement. In the case of the Benchmark Oil Futures Contract, the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. E.T.) for the contracts traded on the NYMEX is used. Other investments’ values for purposes of determining the NAV for each of USOU and USOD, including Treasuries, cash equivalents (other than money market funds), cleared and non-cleared swaps, forwards, options and swaps are calculated by the Administrator using market quotations and market data, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE or 4:00 p.m. E.T. Money market funds are valued at their end of day NAV.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of March 31, 2018, USCF held 40 shares of each of USOU and USOD.

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

New Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which amends ASC 230 to provide guidance on the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. At this time, management has evaluated the implications of these changes on the financial statements and adopted with no material impact.

NOTE 3 - TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of March 31, 2018, RMLP and MLPD were no longer in registration. Both RMLP and MLPD filed to withdraw from registration on March 30, 2018. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of March 31, 2018, USCF held 40 shares of each of USOU and USOD.

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

USOU’s shares began trading on July 20, 2017. As of March 31, 2018, USOU held 253 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 253  futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of March 31, 2018, USOD held 57 Futures Contracts on the NYMEX, totaling 57  futures contracts.

Trading Advisor and Trustee

The Trustee accepts service of legal process on the Trust in the State of Delaware and makes certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Trust, USCF or the shareholders.

NOTE 4 — FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the Trust Agreement, USCF is responsible for investing the assets of USOU and USOD (together the "Trust Series") in accordance with the objectives and policies of USOU or USOD, as applicable. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Trust Series. For these services, each Fund is obligated to pay USCF a fee, which is paid monthly, equal to: from July 20, 2017 to November 14, 2017, 1.35% and 1.65%, respectively for USOU and USOD per annum of average daily total net assets, and commencing on November 15, 2017, 0.95% for each USOU and USOD per annum of average daily total net assets of each of USOU or USOD, as applicable.

Trustee Fee

The Trustee is the Delaware trustee of the Trust. In connection with the Trustee’s services to the Trust, USCF is responsible for paying the Trustee’s annual fee in the amount of $3,000.

Ongoing Registration Fees and Other Offering Expenses

The Trust Series pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLPshares, LLC, as may be disclosed from time to time. During the three months ended March 31, 2018, the Trust Series did not incur any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

The Sponsor is responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $536,000 for the funds and the Related Public Funds. USOU’s portion of such fees and expenses for the year ending December 31, 2018 are estimated to be a total of $0 and USOD’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $0.

Licensing Fees

REX MLPshares, LLC licenses certain intellectual property rights to USCF and certain of the Funds.

Investor Tax Reporting Cost

The fees and expenses associated with the Funds' audit expenses and tax accounting and reporting requirements are paid by the Sponsor. These costs are estimated to be $0 for the year ending December 31, 2018 for USOU and USOD. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, each Active Fund pays all brokerage fees and other expenses in connection with the operation of such Active Fund, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below.

NOTE 5 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

The Sponsor and the Trust, each on its own behalf and on behalf of the Funds, are party to a marketing agent agreement, dated as of July 14, 2017, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provides certain marketing services for the Funds as outlined in the agreement. The fee of the Marketing Agent, which is borne by the Sponsor, is equal to 0.06% on the assets of USOU and USOD up to $3 billion and 0.04% on the assets of USOU and USOD in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the Sponsor for distribution-related services exceed 10% of the gross proceeds of each Funds' offering.

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

Currently, the Sponsor pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, the Sponsor pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The Sponsor also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

Brokerage and Futures Commission Merchant Agreements

On June 23, 2017, the Trust entered into a futures commission merchant agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as the Trust Series’ FCM. The agreement with RBC requires it to provide services to the Trust Series in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for the Trust Series' account. In accordance with the agreement, RBC Capital charges the Trust Series commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when the Funds issue shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when the Funds redeem shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. The Trust Series also incur commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USOU

For the three months ended March 31, 2018
Total commissions accrued to brokers	$6,600
Total commissions as annualized percentage of average total net assets	0.53%
Commissions accrued as a result of rebalancing	$6,587
Percentage of commissions accrued as a result of rebalancing	99.80%
Commissions accrued as a result of creation and redemption activity	$13
Percentage of commissions accrued as a result of creation and redemption activity	0.20%

USOD

For the three months ended March 31, 2018
Total commissions accrued to brokers	$2,137
Total commissions as annualized percentage of average total net assets	0.64%
Commissions accrued as a result of rebalancing	$2,137
Percentage of commissions accrued as a result of rebalancing	100.00%
Commissions accrued as a result of creation and redemption activity	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%

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

NOTE 6 — FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Trust Series may engage in the trading of futures contracts, options on futures contracts, cleared swaps and OTC swaps (collectively, “derivatives”). The Trust Series are exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

The Trust Series may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by USOU and USOD through March 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

The Trust Series' cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of each of the Funds' assets posted with that FCM; however, the majority of the Funds' assets are held in investments in Treasuries, cash and/or cash equivalents with the Funds' custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of the Funds' custodian, however, could result in a substantial loss of the Funds' assets.

The Sponsor invests a portion of the Trust Series' cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2018, USOU and USOD held investments in money market funds in the amounts of $1,000,000 and $250,000, respectively. As of December 31, 2017, USOU and USOD held investments in money market funds in the amounts of $1,000,000 and $540,000, respectively. USOU and USOD also hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2018 and December 31, 2017, USOU held cash deposits and investments in Treasuries in the amounts of $3,714,915 and $2,780,699, respectively, with the custodian and FCM. As of March 31, 2018 and December 31, 2017, USOD held cash deposits and investments in Treasuries in the amounts of $1,185,131 and $775,082, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU's or USOD's custodian and/or FCM cease operations.

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

The Trust Series' policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, the Trust Series have a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by the Trust Series are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the three months ended March 31, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USOU

For the three months ended March 31, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$44.83
Total income (loss)	10.17
Net expenses	(0.18)
Net increase (decrease) in net asset value	9.99
Net asset value, end of period	$54.82

Total Return	22.28%

Ratios to Average Net Assets
Total income (loss)	20.18%
Management fees*	0.95%
Expenses excluding management fees*	0.53%
Net income (loss)	19.81%

*	Annualized.

USOD

For the three months ended March 31, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.21
Total income (loss)	(2.97)
Net expenses	(0.04)
Net increase (decrease) in net asset value	(3.01)
Net asset value, end of period	$8.20

Total Return	(26.85)%

Ratios to Average Net Assets
Total income (loss)	(25.78)%
Management fees*	0.95%
Expenses excluding management fees*	0.64%
Net income (loss)	(26.17)%

*	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Trust and the Trust Series value their investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of the Trust and the Trust Series (observable inputs) and (2) the Trust's and the Trust Series' own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USOU’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$1,796,619	$1,796,619	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	768,285	768,285	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOU’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,647,421	$1,647,421	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	703,240	703,240	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at March 31, 2018 using the fair value hierarchy:

At March 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$698,472	$698,472	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(205,477)	(205,477)	—	—

During the three months ended March 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,088,158	$1,088,158	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(194,060)	(194,060)	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The Trust and the Funds have adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$768,285	$703,240

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(205,477)	$(194,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOU

		For the three months ended March 31, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$936,875
	Change in unrealized gain (loss) on open positions		$65,045

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOD

		For the three months ended March 31, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(340,013)
	Change in unrealized gain (loss) on open positions		$(11,417)

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed and evaluated the need for disclosure and/or adjustments resulting from subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of USCF Funds Trust included elsewhere in this quarterly report on Form 10-Q.

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

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. The Trust contains four series: United States 3x Oil Fund (“USOU”), United States 3x Short Oil Fund (“USOD”), REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”). USOU and USOD commenced operations on July 20, 2017. As of March 30, 2018, RMLP and MLPD (together, the “REX Funds”) were no longer in registration. Both REX Funds filed on March 30, 2018 to withdraw previously filed registration statements. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD are collectively referred to herein as the “Trust Series.” The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by the Trust Series is not) may hold, own or control. These levels and position limits apply to the futures contracts that each of the Trust Series invests in to meet its respective investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of March 31, 2018, USOU and USOD held 253 and 57 NYMEX Crude WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the three months ended March 31, 2018, however, the aggregated total of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the three months ended March 31, 2018, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

Regulation of Commodity Interests

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect a Trust Series, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of a Trust Series to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of a Trust Series.

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

OTC Swaps

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Federal Housing Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities”, and the joint final rules, the “Final Margin Rules”).

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. Each of the Trust Series is not a Covered Swap Entity under the Final Margin Rules but it is a financial end-user. Accordingly, each of the Trust Series is currently subject to the variation margin requirements of the Final Margin Rules. However, each of the Trust Series does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Final Margin Rules.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

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

Other Requirements for Swaps

In addition to the margin requirements described above, swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among other things, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust. A portion of the Trust's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. The Trust does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if the Trust invests in other types of MMFs besides government MMFs in the future, the Trust could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the three months ended March 31, 2018. The price of the Benchmark Oil Futures Contract started the period at $60.42 per barrel. The high of the period was on January 26, 2018 when the price reached $66.14 per barrel. The low of the period was on February 13, 2018 when the price dropped to $59.03 per barrel. The period ended with the Benchmark Oil Futures Contract at $64.94 per barrel, up approximately 7.48% over the period. USOU’s per share NAV began the period at $44.83 and ended the period at $54.82 on March 31, 2018, an increase of approximately 22.28% over the period. USOU’s per share NAV reached its high for the period on January 26, 2018 at $58.73 and reached its low for the period on February 9, 2018 at $41.74. USOD’s per share NAV began the period at $11.21 and ended the period at $8.20 on March 31, 2018, a decrease of approximately (26.85)% over the period. USOD’s per share NAV reached its high for the period on February 9, 2018 at $11.49 and reached its low for the period on March 23, 2018 at $7.86. The Benchmark Oil Futures Contract prices listed above began with the February 2018 contracts and ended with the May 2018 contracts. The increase of approximately 7.48% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seeks to track, which are more fully described below in the section titled “Tracking Each Trust Series’ Benchmark.”

During the three months ended March 31, 2018, the crude oil futures market was in a state of backwardation, meaning that the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market is in contango, the price of the near month crude Oil Futures Contract is typically lower than the price of the next month crude Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of March 31, 2018, USOU had issued 100,040 shares, 100,040 of which were outstanding. As of March 31, 2018, there were 29,900,000 remaining shares registered but not yet issued. More shares may have been issued by USOU than are outstanding due to the redemption of shares.

In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of March 31, 2018, USCF held 40 shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of March 31, 2018, USOD had issued 150,040 shares, 150,040 of which were outstanding. As of March 31, 2018, there were 29,850,000 remaining shares registered but not yet issued. More shares may have been issued by USOD than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2018, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC and Merrill Lynch Professional Clearing Corp.

For the Three Months Ended March 31, 2018

USOU

For the three months ended March 31, 2018
Average daily total net assets	$5,043,456
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$15,831
Annualized yield based on average daily total net assets	1.27%
Management fee	$11,814
Total commissions accrued to brokers	$6,600
Total commissions as annualized percentage of average total net assets	0.53%
Commissions accrued as a result of rebalancing	$6,587
Percentage of commissions accrued as a result of rebalancing	99.80%
Commissions accrued as a result of creation and redemption activity	$13
Percentage of commissions accrued as a result of creation and redemption activity	0.20%

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

USOD

For the three months ended March 31, 2018
Average daily total net assets	$1,346,534
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,101
Annualized yield based on average daily total net assets	1.24%
Management fee	$3,154
Total commissions accrued to brokers	$2,137
Total commissions as annualized percentage of average total net assets	0.64%
Commissions accrued as a result of rebalancing	$2,137
Percentage of commissions accrued as a result of rebalancing	100.00%
Commissions accrued as a result of creation and redemption activity	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%

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

Tracking Each Trust Series’ Benchmark

Each Trust Series seeks, on a daily basis, to provide investment results that correspond (before fees and expenses) to (1) in the case of USOU, three times (3x) the performance of the Benchmark Oil Futures Contract and (2) in the case of USOD, three times the inverse (-3x) of the performance of the Benchmark Oil Futures Contract. Each Trust Series does not seek to achieve its stated objective over a period greater than a single day. Because each Trust Series seeks investment results for a single day only (as measured from the time the Trust Series calculates its NAV to the time of the Trust Series’ next NAV calculation) and on a leveraged basis for USOU and an inverse leveraged basis for USOD, each of the Trust Series are different from most exchange-traded funds.

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

For the 30 valuation days ended March 31, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.759% for USOU and (0.759)% for USOD, while the simple average daily change in the per share NAV of USOU and USOD over the same time period was 0.759% and (0.752)%, respectively. The average daily difference for USOU was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%) and for USOD it was 0.007% (or 0.7 basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 8.931% for USOU and was (8.088)% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark times three tracking goal.

Since the commencement of the offering of USOU and USOD’s shares to the public on July 20, 2017 to March 31, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.543% for USOU and (0.543)% for USOD, while the simple average daily change in the per share NAV of USOU over the same time period was 0.539% and for USOD it was (0.545)%. The average daily difference for USOU was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%) and for USOD was (0.002)% (or (0.2) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 8.596% for USOU and was (9.010)% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal multiplied by three.

An alternative tracking measurement of the return performance of USOU and USOD versus the return of its Benchmark Oil Futures Contract can be calculated by comparing the actual return of USOU and USOD, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that USOU and USOD’s returns had been exactly the same as the daily changes in its Benchmark Oil Futures Contract.

For USOU, for the three months ended March 31, 2018, the actual total return of USOU as measured by changes in its per share NAV was 22.28%. This is based on an initial per share NAV of $44.83 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $54.82. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $54.86 as of March 31, 2018, for a total return over the relevant time period of 22.37%. The difference between the actual per share NAV total return of USOU of 22.28% and the expected total return based on the Benchmark Oil Futures Contract times three of 22.37% was an error over the time period of (0.09)%, which is to say that USOU’s actual total return underperformed the benchmark result by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

For USOD, for the three months ended March 31, 2018, the actual total return of USOD as measured by changes in its per share NAV was (26.85)%. This is based on an initial per share NAV of $11.21 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $8.20. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $8.22 as of March 31, 2018, for a total return over the relevant time period of (26.67)%. The difference between the actual per share NAV total return of USOD of (26.85)% and the expected total return based on the Benchmark Oil Futures Contract times three of (26.67)% was an error over the time period of (0.18)%, which is to say that USOD’s actual total return underperformed the benchmark result by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USOU or USOD's ability to accurately track Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD's attempt to track the Benchmark Oil Futures Contract over time.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU or USOD are not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD's NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses, USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by USOU or USOD may continue to be higher than interest earned by USOU or USOD. As such, USCF anticipates that USOU or USOD will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USOU or USOD.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the three months ended March 31, 2018, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November, 2014, global crude oil inventories grew rapidly after the Organization od Petroleum Exporting Countries (“OPEC”) decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through March 31, 2018. In addition, the crude oil markets are expected to remain in contango until U.S. and global oil inventories decline significantly. If OPEC’s recent cuts in oil production have their intended effect on the crude oil market then such a decline may occur in 2018.

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

Crude Oil Market

Crude Oil Market. During the three months ended March 31, 2018, crude oil prices have traded in a range between $59 to $66. Crude charged into the new year, completing a 56% uptrend from September to January. As of quarter-end, U.S. crude storage was 21% lower than a near-all-time high set last year. Storage has fallen below the five-year average level. Continued OPEC restraint clashed with ongoing shale growth. Equity volatility, global tensions, and a dynamic news cycle also led to choppy markets. Crude ended the quarter at $64.94, up 7.5% for the quarter. A backwardated market has helped futures traders with a roll yield exceeding 1%. Looking ahead, expected demand growth appears strong while OPEC has proved its commitment to restoring a balanced market. Should global demand growth forecasts fail to be realized, or if OPEC is unable to counter growing U.S. production, there is a meaningful possibility that crude prices could fall again. On the other hand, increasing global tensions and the possibility of any number of conflicts escalating could lead to price shocks to the upside.

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

For the ten-year time period between March 31, 2008 and March 31, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
March 31, 2008 – March 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.968	0.460	0.459	0.107	0.485
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.231)	(0.347)	(0.337)	(0.040)	(0.393)
Global Equities (FTSE World Index)			1.000	0.493	0.490	0.138	0.526
Unleaded Gasoline				1.000	0.727	0.146	0.697
Diesel-Heating Oil					1.000	0.249	0.804
Natural Gas						1.000	0.253
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended March 31, 2018, movements of crude oil displayed strong correlation with large cap U.S. equites, global equities and diesel-heating oil, and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended March 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.327)	0.970	0.081	0.360	0.176	0.679
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.199)	0.496	0.253	0.254	(0.464)
Global Equities (FTSE World Index)			1.000	0.143	0.411	0.215	0.624
Unleaded Gasoline				1.000	0.430	0.315	(0.220)
Diesel-Heating Oil					1.000	(0.112)	0.572
Natural Gas						1.000	(0.326)
Crude Oil							1.000

Source: Bloomberg, NYMEX

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

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust's application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust Series' condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by the Trust Series for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, the Trust Series estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

None of the Trust Series has made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. Each Trust Series has met, and it is anticipated that each Trust Series will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. Each Trust Series' liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and payment of its expenses, summarized below under “Contractual Obligations.”

Each Trust Series currently expects to generate cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series' NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the three months ended March 31, 2018, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2018, each Trust Series used other assets to pay expenses, which could cause a decrease in a Trust Series' NAV over time. To the extent expenses exceed income, a Trust Series' NAV will be negatively impacted.

Each Trust Series' investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the three months ended March 31, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

Market Risk

Trading in Oil Futures Contracts and Other Oil-Related Investments, such as forwards, involves each Trust Series entering into contractual commitments to purchase or sell oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed each Trust Series' future cash requirements since each Trust Series intends to close out its open positions prior to settlement. As a result, each Trust Series is generally only subject to the risk of loss arising from the change in value of the contracts. The Trust Series considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with each Trust Series' commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should the Trust Series enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to the Trust Series could be unlimited.

Each Trust Series' exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Oil Futures Contracts and Other Oil-Related Investments markets and the relationships among the contracts held by each such Trust Series. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

USCF attempts to manage the credit risk of the Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each such Trust Series to limit its credit exposure. An FCM, when acting on behalf of the Trust Series in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to the Trust Series, all assets of the Trust Series relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle the Trust Series' assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account the Trust Series' assets related to foreign Oil Futures Contracts trading.

In the future, each Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2018, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $4,714,915 and $1,435,131 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of March 31, 2018 and have no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Contractual Obligations

The Trust's (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of each of USOU's and USOD's NAV equal to, from July 20, 2017 to November 14, 2017, 1.35% and 1.65%, respectively for USOU and USOD per annum of average daily total net assets, and commencing on November 15, 2017, 0.95% for each USOU and USOD per annum of average daily total net assets.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the three months ended March 31, 2018, FCM fees were approximately 0.53% of average daily total net assets for USOU and approximately 0.64% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as each Trust Series' NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of a Trust Series' existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2018, USOU's portfolio consisted of 253 WTI Crude Oil Futures CL contracts traded on the NYMEX and USOD's portfolio consisted of 57 WTI Crude Oil Futures CL contracts traded on the NYMEX. For a list of each of USOU and USOD's current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USOU and USOD during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

Each of USOU and USOD is exposed to commodity price risk. In particular, each of USOU and USOD is exposed to crude oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that each of USOU and USOD holds in its portfolio, as described in “Contractual Obligations" under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of the shares of USOU and USOD, respectively.

OTC Contract Risk

The Trust Series may purchase OTC Oil Interests, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

The Trust, on behalf of each Trust Series, may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Position” or “EFRP” transactions). In the most common type of EFRP transaction entered into by the Trust, the OTC component is the purchase or sale of one or more baskets of a Trust Series' shares. These EFRP transactions may expose a Trust Series to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

In evaluating the risks and contractual obligations associated with a particular swap transaction, it is important to consider that a swap transaction may be modified or terminated only by mutual consent of the original parties and subject to agreement on individually negotiated terms. Therefore, it may not be possible for USCF to modify, terminate or offset a Trust Series' obligations or its exposure to the risks associated with a transaction prior to its scheduled termination date.

To reduce the credit risk that arises in connection with such contracts, a Trust Series will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to the Trust Series due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the three month reporting period ended March 31, 2018, each Trust Series limited its OTC activities to EFRP transactions.

Each Trust Series anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of such Trust Series. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact a Trust Series' ability to successfully track its Applicable Index/Benchmark Oils Futures Contract.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 20, 2017, USCF made contributions of capital to the Trust of $1,000 and $1,000 as initial contributions of capital for each of USOU and USOD. On July 20, 2017, each of USOU and USOD issued 40 Sponsor Shares to USCF in exchange for the previously received capital contribution. The issuance of such shares of USOU and USOD was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)	The Trust’s Registration Statement on Form S-1 (Registration No. 333-214825) with respect to its initial public offering of shares of the United States 3x Oil Fund, a series of the Registrant (“USOU”), and Registration Statement on Form S-1 (Registration No. 333-214881) with respect to its initial public offering of shares of the United States 3x Short Oil Fund, a series of the Registrant (“USOD,” and together with USOU, the “Trust Series”), were declared effective on July 19, 2017. Each of the registration statements registered 30,000,000 shares of the applicable Trust Series at a proposed maximum offering price per share of $25 and a proposed maximum aggregate offering price of $750,000,000. Each offering of shares of USOU and USOD pursuant to the registration statements described above commenced on July 20, 2017 and remains ongoing and has not terminated. Shares of each of USOU and USOD are sold to institutional firms call “Authorized Participants” that purchase shares in blocks of 50,000 shares called “baskets” through each Trust Series’ marketing agent, ALPS Distributors, Inc. RBC Capital Markets, LLC is the initial Authorized Participant for each Trust Series. From July 19, 2017 to September 30, 2017, USOU has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00 and USOD has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00. The net offering proceeds to USOU with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net offering proceeds to USOD with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net proceeds of each offering have been invested in commodity futures contracts and treasury obligations. There has been no material change in the planned use of proceeds from the offering of shares of USOU and USOD as described in the prospectus for each such Trust Series.

(c)	USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU did not redeem any baskets during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	—	NA
2/1/18 to 2/28/18	—	NA
3/1/18 to 3/31/18	—	NA
Total	—

(d)	USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD did not redeem any baskets during the first quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/18 to 1/31/18	—	NA
2/1/18 to 2/28/18	—	NA
3/1/18 to 3/31/18	—	NA
Total	—

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

Item 6. Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: May 15, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2018

