Form 10-Q
period 2018-06-30
USCF Funds Trust
filed 2018-08-13
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of August 9, 2018 are included in the table below:

Number of Outstanding Shares as of August 9, 2018
United States 3x Oil Fund	100,040
United States 3x Short Oil Fund	150,040
Total	250,080

USCF FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at June 30, 2018 (Unaudited) and December 31, 2017	2

Condensed Schedules of Investments (Unaudited) at June 30, 2018	5

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2018	7

Condensed Statements of Changes in Capital (Unaudited) for the six months ended June 30, 2018 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the six months ended June 30, 2018	10

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018	13

Notes to Condensed Financial Statements for the period ended June 30, 2018 (Unaudited)	16

USCF Funds Trust

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

United States 3x Oil Fund

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $1,851,292 and $1,200,864, respectively) (Notes 2 and 6)	$1,851,292	$1,200,864
Equity in trading accounts:
Cash and cash equivalents (at cost $3,609,266 and $2,579,835, respectively)	3,609,266	2,579,835
Unrealized gain (loss) on open commodity futures contracts	2,324,837	703,240
Dividends receivable	1,231	—
Interest receivable	2,933	2,708
Other assets	—	848

Total assets	$7,789,559	$4,487,495

Liabilities and Capital
Management fees payable (Note 4)	$3,333	$2,850
Brokerage commissions payable	750	—

Total liabilities	4,083	2,850

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	7,784,476	4,483,645
Total Capital	7,785,476	4,484,645

Total liabilities and capital	$7,789,559	$4,487,495

Shares outstanding	100,040	100,040
Net asset value per share	$77.82	$44.83
Market value per share	$78.22	$42.99

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

United States 3x Short Oil Fund

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $185,696 and $844,143, respectively) (Notes 2 and 6)	$185,696	$844,143
Equity in trading accounts:
Cash and cash equivalents (at cost $804,472 and $470,939, respectively)	804,472	470,939
Unrealized gain (loss) on open commodity futures contracts	(253,280)	(194,060)
Dividends receivable	140	—
Interest receivable	477	576
Other assets	—	848

Total assets	$737,505	$1,122,446

Liabilities and Capital
Management fees payable (Note 4)	$331	$1,399
Brokerage commissions payable	250	—

Total liabilities	581	1,399

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	735,924	1,120,047
Total Capital	736,924	1,121,047

Total liabilities and capital	$737,505	$1,122,446

Shares outstanding	150,040	100,040
Net asset value per share	$4.91	$11.21
Market value per share	$4.86	$11.32

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Financial Condition

At June 30, 2018 (Unaudited) and December 31, 2017

USCF Funds Trust

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $2,036,988 and $2,047,007, respectively) (Notes 2 and 6)	$2,036,988	$2,047,007
Equity in trading accounts:
Cash and cash equivalents (at cost $4,413,738 and $3,050,774, respectively)	4,413,738	3,050,774
Unrealized gain (loss) on open commodity futures contracts	2,071,557	509,180
Dividends receivable	1,371	—
Interest receivable	3,410	3,284
Other assets	—	1,696

Total assets	$8,527,064	$5,611,941

Liabilities and Capital
Management fees payable (Note 4)	$3,664	$4,249
Brokerage commissions payable	1,000	—

Total liabilities	4,664	4,249

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000	4,000
Shareholders	8,520,400	5,603,692
Total Capital	8,522,400	5,607,692

Total liabilities and capital	$8,527,064	$5,611,941

Shares outstanding	250,080	200,080

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2018

United States 3x Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2018 contracts, expiring July 2018*	$21,032,413	315	$2,324,837	29.86

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.56%, 7/05/2018	$50,000	$49,991	0.64
1.56%, 7/12/2018	100,000	99,953	1.28
1.77%, 8/16/2018	50,000	49,888	0.64
1.82%, 8/23/2018	50,000	49,867	0.64
1.82%, 8/30/2018	50,000	49,850	0.64
1.90%, 9/27/2018	100,000	99,541	1.28
1.87%, 10/04/2018	50,000	49,755	0.64
1.97%, 10/18/2018	50,000	49,705	0.64
2.00%, 11/01/2018	50,000	49,662	0.64
2.03%, 11/08/2018	50,000	49,638	0.64
2.05%, 11/15/2018	50,000	49,614	0.64
2.05%, 11/29/2018	50,000	49,575	0.64
2.09%, 12/06/2018	100,000	99,091	1.27
2.07%, 12/27/2018	100,000	98,981	1.27
Total Treasury Obligations		895,111	11.50

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	400,000	400,000	5.14
Goldman Sachs Financial Square Funds - Government Fund - Class FS	800,000	800,000	10.27
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	300,000	300,000	3.85
Total Money Market Funds		1,500,000	19.26
Total Cash Equivalents		$2,395,111	30.76

*	Collateral amounted to $3,609,266 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)

At June 30, 2018

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2018 contracts, expiring July 2018*	(1,971,220)	30	$(253,280)	(34.37)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.77%, 8/16/2018	$50,000	$49,888	6.77
1.82%, 8/23/2018	50,000	49,867	6.77
1.90%, 9/27/2018	50,000	49,771	6.76
1.87%, 10/04/2018	50,000	49,755	6.75
2.09%, 12/06/2018	50,000	49,546	6.72
Total Treasury Obligations		248,827	33.77

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	65,000	65,000	8.82
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	70,000	70,000	9.50
Total Money Market Funds		135,000	18.32
Total Cash Equivalents		$383,827	52.09

*	Collateral amounted to $804,472 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018

United States 3x Oil Fund

	Three months ended June 30, 2018	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$749,448	$1,686,323
Change in unrealized gain (loss) on open futures contracts	1,556,552	1,621,597
Dividend income	2,390	2,390
Interest income*	14,152	29,983

Total income (loss)	2,322,542	3,340,293

Expenses
Management fees (Note 4)	14,491	26,305
Brokerage commissions	6,557	13,157

Total expenses	21,048	39,462

Net income (loss)	$2,301,494	$3,300,831
Net income (loss) per share	$23.00	$32.99
Net income (loss) per weighted average share	$23.01	$33.00
Weighted average shares outstanding	100,040	100,040

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018

United States 3x Short Oil Fund

	Three months ended June 30, 2018	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(409,396)	$(749,409)
Change in unrealized gain (loss) on open futures contracts	(47,803)	(59,220)
Realized gain (loss) on short-term investments	(25)	(25)
Dividend income	140	140
Interest income*	2,596	6,697
ETF transaction fees	279	463

Total income (loss)	(454,209)	(801,354)

Expenses
Management fees (Note 4)	2,126	5,280
Brokerage commissions	1,430	3,567

Total expenses	3,556	8,847

Net income (loss)	$(457,765)	$(810,201)
Net income (loss) per share	$(3.29)	$(6.30)
Net income (loss) per weighted average share	$(3.59)	$(6.03)
Weighted average shares outstanding	127,513	134,294

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018

USCF Funds Trust

	Three months ended June 30, 2018	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$340,052	$936,914
Change in unrealized gain (loss) on open futures contracts	1,508,749	1,562,377
Realized gain (loss) on short-term investments	(25)	(25)
Dividend income	2,530	2,530
Interest income*	16,748	36,680
ETF transaction fees	279	463

Total income (loss)	1,868,333	2,538,939

Expenses
Management fees (Note 4)	16,617	31,585
Brokerage commissions	7,987	16,724

Total expenses	24,604	48,309

Net income (loss)	$1,843,729	$2,490,630

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2018

United States 3x Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$1,000	$4,483,645	$4,484,645
Net income (loss)	—	3,300,831	3,300,831

Balances, at June 30, 2018	$1,000	$7,784,476	$7,785,476

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	—	—
Redemptions	—	—	—

Shares Outstanding, at June 30, 2018	40	100,000	100,040

Net Asset Value Per Share:
At December 31, 2017			$44.83
At June 30, 2018			$77.82

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2018

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$1,000	$1,120,047	$1,121,047
Additions	—	798,518	798,518
Redemptions	—	(372,440)	(372,440)
Net income (loss)	—	(810,201)	(810,201)

Balances, at June 30, 2018	$1,000	$735,924	$736,924

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	100,000	100,000
Redemptions	—	(50,000)	(50,000)

Shares Outstanding, at June 30, 2018	40	150,000	150,040

Net Asset Value Per Share:
At December 31, 2017			$11.21
At June 30, 2018			$4.91

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2018

USCF Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$4,000	$5,603,692	$5,607,692
Additions	—	798,518	798,518
Redemptions	(2,000)	(372,440)	(374,440)
Net income (loss)	—	2,490,630	2,490,630

Balances, at June 30, 2018	$2,000	$8,520,400	$8,522,400

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	80	200,000	200,080
Additions	—	100,000	100,000
Redemptions	—	(50,000)	(50,000)

Shares Outstanding, at June 30, 2018	80	250,000	250,080

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2018

United States 3x Oil Fund

Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$3,300,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(1,621,597)
(Increase) decrease in dividends receivable	(1,231)
(Increase) decrease in interest receivable	(225)
(Increase) decrease in other assets	848
Increase (decrease) in management fees payable	483
Increase (decrease) in brokerage commissions payable	750
Net cash provided by (used in) operating activities	1,679,859

Cash Flows from Financing Activities:
Addition of shares	—
Redemption of shares	—
Net cash provided by (used in) financing activities	—

Net Increase (Decrease) in Cash and Cash Equivalents	1,679,859

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,780,699
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$5,460,558

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,851,292
Equity in Trading Accounts:
Cash and Cash Equivalents	3,609,266
Total Cash, Cash Equivalents and Equity in Trading Accounts	$5,460,558

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2018

United States 3x Short Oil Fund

Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(810,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	59,220
(Increase) decrease in dividends receivable	(140)
(Increase) decrease in interest receivable	99
(Increase) decrease in other assets	848
Increase (decrease) in management fees payable	(1,068)
Increase (decrease) in brokerage commissions payable	250
Net cash provided by (used in) operating activities	(750,992)

Cash Flows from Financing Activities:
Addition of shares	798,518
Redemption of shares	(372,440)
Net cash provided by (used in) financing activities	426,078

Net Increase (Decrease) in Cash and Cash Equivalents	(324,914)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,315,082
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$990,168

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$185,696
Equity in Trading Accounts:
Cash and Cash Equivalents	804,472
Total Cash, Cash Equivalents and Equity in Trading Accounts	$990,168

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2018

USCF Funds Trust

Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$2,490,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(1,562,377)
(Increase) decrease in dividends receivable	(1,371)
(Increase) decrease in interest receivable	(126)
(Increase) decrease in other assets	1,696
Increase (decrease) in management fees payable	(585)
Increase (decrease) in brokerage commissions payable	1,000
Net cash provided by (used in) operating activities	928,867

Cash Flows from Financing Activities:
Addition of shares	798,518
Redemption of shares	(372,440)
Net cash provided by (used in) financing activities	426,078

Net Increase (Decrease) in Cash and Cash Equivalents	1,354,945

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	5,095,781
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$6,450,726

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$2,036,988
Equity in Trading Accounts:
Cash and Cash Equivalents	4,413,738
Total Cash, Cash Equivalents and Equity in Trading Accounts	$6,450,726

See accompanying notes to condensed financial statements.

USCF Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2018 (Unaudited)

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

The Sponsor, is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

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

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2018 for any Trust Series.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

For USOU or USOD, Authorized Participants pay a transaction fee equal to 0.04% of total NAV of baskets to the Fund for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF.

Trust Capital and Allocation of Income and Losses

The Trust is treated as a partnership for tax purposes. Profit or loss shall be allocated among the shareholders of each Trust Series in proportion to the number of shares each investor holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the Trust Agreement.

Calculation of Per Share NAV

USOU and USOD Funds' per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. The Funds use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange. The NAV for a normal trading day is released after 4:00 p.m. Eastern time (“E.T.”). For futures contracts and options traded on exchanges, USOU and USOD’s administrator (the “Administrator”) use the closing or settlement price published by the applicable exchange or, in the case of a market disruption, the last traded price before settlement. In the case of the Benchmark Oil Futures Contract, the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. E.T.) for the contracts traded on the NYMEX is used. Other investments’ values for purposes of determining the NAV for each of USOU and USOD, including Treasuries, cash equivalents (other than money market funds), cleared and non-cleared swaps, forwards, options and swaps are calculated by the Administrator using market quotations and market data, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. E.T. Money market funds are valued at their end of day NAV.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2018, USCF held 40 shares of each of USOU and USOD.

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

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of six months or less.

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

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

NOTE 3 - TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of June 30, 2018, RMLP and MLPD were no longer in registration. Both RMLP and MLPD filed to withdraw from registration on March 30, 2018. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of June 30, 2018, USCF held 40 shares of each of USOU and USOD.

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

Investment Objective of the Funds

USOU

USOU’s shares trade on the NYSE Arca. The investment objective of USOU is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF endeavors to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of USOU’s NAV. USOU seeks a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day.

The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

USOU’s shares began trading on July 20, 2017. As of June 30, 2018, USOU held 315 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 315 futures contracts.

USOD

USOD’s shares trade on the NYSE Arca. The investment objective of USOD is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavor to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of USOD’s NAV. USOD seeks a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day.

The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

USOD’s shares began trading on July 20, 2017. As of June 30, 2018, USOD held 30 Futures Contracts on the NYMEX, totaling 30 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

The Trust Series pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLPshares, LLC, as may be disclosed from time to time. During the six months ended June 30, 2018, the Trust Series did not incur any registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

The Sponsor is responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis. These fees and expenses for the year ending December 31, 2018 are estimated to be a total of $536,200 for the funds and the Related Public Funds. USOU’s portion of such fees and expenses for the year ending December 31, 2018 are estimated to be a total of $0 and USOD’s portion of such fees and expenses for year ending December 31, 2018 are estimated to be a total of $0.

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

USOU

For the six months ended June 30, 2018
Total commissions accrued to brokers	$13,157
Total commissions as annualized percentage of average total net assets	0.48%
Commissions accrued as a result of rebalancing	$13,157
Percentage of commissions accrued as a result of rebalancing	100.00%
Commissions accrued as a result of creation and redemption activity	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%

USOD

For the six months ended June 30, 2018
Total commissions accrued to brokers	$3,567
Total commissions as annualized percentage of average total net assets	0.64%
Commissions accrued as a result of rebalancing	$3,451
Percentage of commissions accrued as a result of rebalancing	96.75%
Commissions accrued as a result of creation and redemption activity	$116
Percentage of commissions accrued as a result of creation and redemption activity	3.25%

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

All of the futures contracts held by USOU and USOD through June 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

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

The Sponsor invests a portion of the Trust Series' cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2018, USOU and USOD held investments in money market funds in the amounts of $1,500,000 and $135,000, respectively. As of December 31, 2017, USOU and USOD held investments in money market funds in the amounts of $1,000,000 and $540,000, respectively. USOU and USOD also hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2018 and December 31, 2017, USOU held cash deposits and investments in Treasuries in the amounts of $3,960,558 and $2,780,699, respectively, with the custodian and FCM. As of June 30, 2018 and December 31, 2017, USOD held cash deposits and investments in Treasuries in the amounts of $855,168 and $775,082, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU's or USOD's custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the six months ended June 30, 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USOU

For the six months ended June 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$44.83
Total income (loss)	33.38
Total expenses	(0.39)
Net increase (decrease) in net asset value	32.99
Net asset value, end of period	$77.82

Total Return	73.59%

Ratios to Average Net Assets
Total income (loss)	59.82%
Management fees*	0.95%
Expenses excluding management fees*	0.48%
Net income (loss)	59.11%

*	Annualized.

USOD

For the six months ended June 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$11.21
Total income (loss)	(6.23)
Total expenses	(0.07)
Net increase (decrease) in net asset value	(6.30)
Net asset value, end of period	$4.91

Total Return	(56.20)%

Ratios to Average Net Assets
Total income (loss)	(71.51)%
Management fees*	0.95%
Expenses excluding management fees*	0.64%
Net income (loss)	(72.30)%

*	Annualized.

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

The following table summarizes the valuation of USOU’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$2,395,111	$2,395,111	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,324,837	2,324,837	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOU’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,647,421	$1,647,421	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	703,240	703,240	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at June 30, 2018 using the fair value hierarchy:

At June 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$383,827	$383,827	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(253,280)	(253,280)	—	—

During the six months ended June 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,088,158	$1,088,158	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(194,060)	(194,060)	—	—

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

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$2,324,837	$703,240

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(253,280)	$(194,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOU

		For the six months ended June 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$1,686,323

	Change in unrealized gain (loss) on open positions		$1,621,597

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOD

		For the six months ended June 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(749,409)

	Change in unrealized gain (loss) on open positions		$(59,220)

NOTE 9 – SUBSEQUENT EVENTS

The Trust and each Trust Series have performed and evaluated the need for disclosure and/or adjustments resulting from subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments other than as disclosed below:

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust, of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice regarding the liquidation sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.  Each of the filings are also available on USCF’s website at www.uscfinvestments.com.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of USCF Funds Trust (the “Trust”) included elsewhere in this quarterly report on Form 10-Q.

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

USCF believes that market arbitrage opportunities will cause daily changes in USOU’s share price on NYSE Arca on a percentage basis, to closely track the daily changes in USOU’s per share NAV on a percentage basis. USOU will not seek to achieve its stated investment objective over a period of time greater than one day. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect USOU’s return as much as or more than the return of the Benchmark Oil Futures Contract. Further, the return for investors that invest for periods less than a full trading day or for a period different than a trading day will not be the product of the return of USOU’s stated investment objective and the performance of the Benchmark Oil Futures Contract for the full trading day. Additionally, investors should be aware that USOU’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil. Natural market forces called contango and backwardation can impact the total return on an investment in USOU’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USOU’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.)

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

USCF believes that market arbitrage opportunities will cause daily changes in USOD’s share price on NYSE Arca on a percentage basis, to closely track the daily changes in USOD’s per share NAV on a percentage basis. USOD will not seek to achieve its stated investment objective over a period of time greater than one day. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect USOD’s return as much as or more than the return of the Benchmark Oil Futures Contract. Further, the return for investors that invest for periods less than a full trading day or for a period different than a trading day will not be the product of the return of USOD’s stated investment objective and the performance of the Benchmark Oil Futures Contract for the full trading day. Additionally, investors should be aware that USOD’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of light, sweet crude oil or to track the inverse performance thereof. Natural market forces called contango and backwardation can impact the total return on an investment in USOD’s shares relative to a hypothetical direct investment in crude oil and, in the future, it is likely that the relationship between the market price of USOD’s shares and changes in the spot prices of light, sweet crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing crude oil, which could be substantial.)

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not currently applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that each of the Trust Series invests in to meet its respective investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2018, USOU and USOD held 315 and 30 NYMEX Crude WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the six months ended June 30, 2018, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2018, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Money Market Reform

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust. A portion of the Trust's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. The Trust does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if the Trust invests in other types of MMFs besides government MMFs in the future, the Trust could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2018. The price of the Benchmark Oil Futures Contract started the period at $60.42 per barrel. The high of the period was on June 29, 2018 when the price reached $74.15 per barrel. The low of the period was on February 13, 2018 when the price dropped to $59.03 per barrel. The period ended with the Benchmark Oil Futures Contract at $74.15 per barrel, up approximately 22.72% over the period. USOU’s per share NAV began the period at $44.83 and ended the period at $77.82 on June 30, 2018, an increase of approximately 73.59% over the period. USOU’s per share NAV reached its high for the period on June 29, 2018 at $77.82 and reached its low for the period on February 9, 2018 at $41.74. USOD’s per share NAV began the period at $11.21 and ended the period at $4.91 on June 30, 2018, a decrease of approximately (56.20)% over the period. USOD’s per share NAV reached its high for the period on February 9, 2018 at $11.49 and reached its low for the period on June 29, 2018 at $4.91. The Benchmark Oil Futures Contract prices listed above began with the February 2018 contracts and ended with the August 2018 contracts. The increase of approximately 22.72% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seeks to track, which are more fully described below in the section titled “Tracking Each Trust Series’ Benchmark.”

During the six months ended June 30, 2018, the crude oil futures market was in a state of backwardation, meaning that the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango, the price of the near month crude Oil Futures Contract is typically lower than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of June 30, 2018, USOU had issued 100,040 shares, 100,040 of which were outstanding. As of June 30, 2018, there were 29,900,000 remaining shares registered but not yet issued. More shares may have been issued by USOU than are outstanding due to the redemption of shares.

In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of June 30, 2018, USCF held 40 shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of June 30, 2018, USOD had issued 200,040 shares, 150,040 of which were outstanding. As of June 30, 2018, there were 29,800,000 remaining shares registered but not yet issued. More shares may have been issued by USOD than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2018, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC, Merrill Lynch Professional Clearing Corp., and Virtu Americas.

For the Six Months Ended June 30, 2018

USOU

For the six months ended June 30, 2018
Average daily total net assets	$5,583,861
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$32,373
Annualized yield based on average daily total net assets	1.17%
Management fee	$26,305
Total fees and other expenses excluding management fees	$13,157
Total commissions accrued to brokers	$13,157
Total commissions as annualized percentage of average total net assets	0.48%
Commissions accrued as a result of rebalancing	$13,157
Percentage of commissions accrued as a result of rebalancing	100.00%
Commissions accrued as a result of creation and redemption activity	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%

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

USOD

For the six months ended June 30, 2018
Average daily total net assets	$1,120,686
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,837
Annualized yield based on average daily total net assets	1.23%
Management fee	$5,280
Total fees and other expenses excluding management fees	$3,567
Total commissions accrued to brokers	$3,567
Total commissions as annualized percentage of average total net assets	0.64%
Commissions accrued as a result of rebalancing	$3,451
Percentage of commissions accrued as a result of rebalancing	96.75%
Commissions accrued as a result of creation and redemption activity	$116
Percentage of commissions accrued as a result of creation and redemption activity	3.25%

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

For the Three Months Ended June 30, 2018

USOU

For the three months ended June 30, 2018
Average daily total net assets	$6,118,328
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$16,542
Annualized yield based on average daily total net assets	1.08%
Management fee	$14,491
Total fees and other expenses excluding management fees	$6,557
Total commissions accrued to brokers	$6,557
Total commissions as annualized percentage of average total net assets	0.43%
Commissions accrued as a result of rebalancing	$6,557
Percentage of commissions accrued as a result of rebalancing	100.00%
Commissions accrued as a result of creation and redemption activity	$—
Percentage of commissions accrued as a result of creation and redemption activity	—%

Each of USOU and USOD commenced operations on July 20, 2017 and therefore, there is not information available for comparison for prior years..

USOD

For the three months ended June 30, 2018
Average daily total net assets	$897,319
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,736
Annualized yield based on average daily total net assets	1.22%
Management fee	$2,126
Total fees and other expenses excluding management fees	$1,430
Total commissions accrued to brokers	$1,430
Total commissions as annualized percentage of average total net assets	0.64%
Commissions accrued as a result of rebalancing	$1,314
Percentage of commissions accrued as a result of rebalancing	91.89%
Commissions accrued as a result of creation and redemption activity	$116
Percentage of commissions accrued as a result of creation and redemption activity	8.11%

Each of USOU and USOD commenced operations on July 20, 2017 and therefore, there is not information available for comparison for prior years..

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

For the 30 valuation days ended June 30, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.414% for USOU and (0.414%) for USOD, while the simple average daily change in the per share NAV of USOU and USOD over the same time period was 0.412% and (0.408)%, respectively. The average daily difference for USOU was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%) and for USOD it was 0.006% (or 0.6 basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (0.060)% for USOU and was (0.509)% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark times three tracking goal.

Since the commencement of the offering of USOU and USOD’s shares to the public on July 20, 2017 to June 30, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.577% for USOU and (0.577)% for USOD, while the simple average daily change in the per share NAV of USOU over the same time period was 0.575% and for USOD it was (0.579)%. The average daily difference for USOU was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%) and for USOD was (0.002)% (or (0.2) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (0.009)% for USOU and was (1.503)% for USOD, meaning that over this time period USOU and USOD’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal multiplied by three.

The following two graphs demonstrate the correlation between the changes in USOU’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2018. The second graph measures monthly changes since June 30, 2013 through June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following two graphs demonstrate the correlation between the changes in USOD’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2018. The second graph measures monthly changes since June 30, 2013 through June 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

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

For USOU, for the six months ended June 30, 2018, the actual total return of USOU as measured by changes in its per share NAV was 73.59%. This is based on an initial per share NAV of $44.83 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $77.82. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $77.94 as of June 30, 2018, for a total return over the relevant time period of 73.86%. The difference between the actual per share NAV total return of USOU of 73.59% and the expected total return based on the Benchmark Oil Futures Contract times three of 73.86% was an error over the time period of (0.268)%, which is to say that USOU’s actual total return outperformed the benchmark result by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

For USOD, for the six months ended June 30, 2018, the actual total return of USOD as measured by changes in its per share NAV was (56.20)%. This is based on an initial per share NAV of $11.21 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $4.91. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $4.91 as of June 30, 2018, for a total return over the relevant time period of (56.20)%. The difference between the actual per share NAV total return of USOD of (56.20)% and the expected total return based on the Benchmark Oil Futures Contract times three of (56.20)% was an error over the time period of 0.000%, which is to say that USOD’s actual total return underperformed the benchmark result by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USOU or USOD's ability to accurately track Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD's attempt to track the Benchmark Oil Futures Contract over time.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU or USOD are not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD's NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses, USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by USOU or USOD may continue to be higher than interest earned by USOU or USOD. As such, USCF anticipates that USOU or USOD may underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USOU or USOD.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2018, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries ("OPEC") decided to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango, sometimes steep contango. This period of contango continued through December 31, 2017 until U.S. and global oil inventories declined. OPEC’s recent cuts in oil production have had their intended effect on the crude oil market and such a decline has led to a backwardated market in 2018.

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

Crude Oil Market. During the six months ended June 30, 2018, crude oil prices traded in a range between $59.03 to $74.15. Crude continued a bull-run that began in June of 2017 and is up 61.06% over the past year. Crude has returned more than 90% since multi year lows were reached in early 2016. As of quarter-end, U.S. crude storage was 17% lower than a year ago, and near 22% below the near-all-time high set last year. Storage has also fallen below the five-year average level. During the second quarter of 2018, bullish sentiment was driven by ongoing OPEC restraint, which was exacerbated by unintentionally high compliance. Enthusiasm was not even curtailed by U.S. crude oil production reaching a record 10.9 million barrels per day. As the second quarter drew to a close, OPEC agreed to bring compliance back down to 100% (essentially meaning Saudi Arabia agreed to pump more oil to tamp down on runaway prices which could have continued to accelerate as a result of sanctions on Iran and the ongoing disaster in Venezuela). A backwardated market has helped futures traders with a roll yield exceeding 1%. Looking ahead, expected demand growth remains strong for the moment. However, uncertainties about trade conflicts could lead to temporary dislocations in supply and demand, and, should trade conflicts last a protracted amount of time, then global economic growth is likely to be impacted, which would negatively impact demand for energy. Longer term, many analysts are concerned that the severe reductions in capital expenditures on exploration and production over the past three years could lead to a shortage of crude oil in the near future.

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

For the ten-year time period between June 30, 2008 and June 30, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
June 30, 2008 – June 30, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.249)	0.966	0.458	0.478	0.127	0.507
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.220)	(0.323)	(0.325)	(0.027)	(0.381)
Global Equities (FTSE World Index)			1.000	0.491	0.507	0.152	0.547
Unleaded Gasoline				1.000	0.723	0.135	0.691
Diesel-Heating Oil					1.000	0.236	0.802
Natural Gas						1.000	0.234
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2018, movements of crude oil displayed moderate correlation with large cap U.S. equites, global equities and diesel-heating oil, and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended June 30, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.343)	0.945	(0.042)	0.167	0.291	0.465
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.407)	0.592	0.415	0.379	(0.337)
Global Equities (FTSE World Index)			1.000	0.029	0.339	0.168	0.601
Unleaded Gasoline				1.000	0.510	0.309	(0.133)
Diesel-Heating Oil					1.000	0.129	0.517
Natural Gas						1.000	(0.175)
Crude Oil							1.000

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series' NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2018, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2018, each Trust Series used other assets to pay expenses, which could cause a decrease in a Trust Series' NAV over time. To the extent expenses exceed income, a Trust Series' NAV will be negatively impacted.

Each Trust Series' investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

As of June 30, 2018, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $5,460,558 and $990,168 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of June 30, 2018 and have no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2018, FCM fees were approximately 0.48% of average daily total net assets for USOU and approximately 0.64% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

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

As of June 30, 2018, USOU's portfolio consisted of 315 WTI Crude Oil Futures CL contracts traded on the NYMEX and USOD's portfolio consisted of 30 WTI Crude Oil Futures CL contracts traded on the NYMEX. For a list of each of USOU and USOD's current holdings, please see www.uscfinvestments.com. See “Schedule of Investments” for a complete list of Futures Contracts held by each of USOU and USOD during the six months ended June 30, 2018.

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

During the six month reporting period ended June 30, 2018, each Trust Series limited its OTC activities to EFRP transactions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust and each Trust Series maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in the information provided under the heading “Risk Factors Involved With An Investment In The Fund” in the final prospectuses of USOU and USOD filed with the SEC on July 17, 2018.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 20, 2017, USCF made contributions of capital to the Trust of $1,000 and $1,000 as initial contributions of capital for each of USOU and USOD. On July 20, 2017, each of USOU and USOD issued 40 Sponsor Shares to USCF in exchange for the previously received capital contribution. The issuance of such shares of USOU and USOD was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)	The Trust’s Registration Statement on Form S-1 (Registration No. 333-214825) with respect to its initial public offering of shares of the United States 3x Oil Fund, a series of the Registrant (“USOU”), and Registration Statement on Form S-1 (Registration No. 333-214881) with respect to its initial public offering of shares of the United States 3x Short Oil Fund, a series of the Registrant (“USOD,” and together with USOU, the “Trust Series”), were declared effective on July 19, 2017. Each of the registration statements registered 30,000,000 shares of the applicable Trust Series at a proposed maximum offering price per share of $25 and a proposed maximum aggregate offering price of $750,000,000. Each offering of shares of USOU and USOD pursuant to the registration statements described above commenced on July 20, 2017 and remains ongoing and has not terminated. Shares of each of USOU and USOD are sold to institutional firms call “Authorized Participants” that purchase shares in blocks of 50,000 shares called “baskets” through each Trust Series’ marketing agent, ALPS Distributors, Inc. RBC Capital Markets, LLC is the initial Authorized Participant for each Trust Series. From July 19, 2017 to September 30, 2017, USOU has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00 and USOD has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00. The net offering proceeds to USOU with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net offering proceeds to USOD with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net proceeds of each offering have been invested in commodity futures contracts and treasury obligations. There has been no material change in the planned use of proceeds from the offering of shares of USOU and USOD as described in the prospectus for each such Trust Series.

(c)	USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU did not redeem any baskets during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	—	NA
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	—	NA
Total	—

(d)	USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD redeemed 1 basket (comprising 50,000 shares) during the second quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/18 to 4/30/18	50,000	$7.45
5/1/18 to 5/31/18	—	NA
6/1/18 to 6/30/18	—	NA
Total	50,000

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

Date: August 13, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 13, 2018

