Form 10-Q
period 2018-09-30
USCF Funds Trust
filed 2018-11-13
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes    ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒    Yes    ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes    ☒    No

The number of outstanding shares of each series of the registrant as of November 9, 2018 are included in the table below:

Number of Outstanding Shares as of November 9, 2018
United States 3x Oil Fund	150,040
United States 3x Short Oil Fund	250,040
Total	400,080

USCF FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2018 (Unaudited) and December 31, 2017	2

Condensed Schedules of Investments (Unaudited) at September 30, 2018	5

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2018 and the period ended September 30, 2017	7

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2018 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the nine months ended September 30, 2018	10

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and the period ended September 30, 2017	13

Notes to Condensed Financial Statements for the period ended September 30, 2018 (Unaudited)	16

USCF Funds Trust
Condensed Statements of Financial Condition
At September 30, 2018 (Unaudited) and December 31, 2017

United States 3x Oil Fund

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $2,097,287 and $1,200,864, respectively) (Notes 2 and 6)	$2,097,287	$1,200,864
Equity in trading accounts:
Cash and cash equivalents (at cost $7,680,996 and $2,579,835, respectively)	7,680,996	2,579,835
Unrealized gain (loss) on open commodity futures contracts	2,314,580	703,240
Dividends receivable	1,595	—
Interest receivable	5,157	2,708
Other assets	—	848

Total assets	$12,099,615	$4,487,495

Liabilities and Capital
Management fees payable (Note 4)	$6,986	$2,850
Brokerage commissions payable	750	—

Total liabilities	7,736	2,850

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	12,090,879	4,483,645
Total Capital	12,091,879	4,484,645

Total liabilities and capital	$12,099,615	$4,487,495

Shares outstanding	150,040	100,040
Net asset value per share	$80.59	$44.83
Market value per share	$81.38	$42.99

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statements of Financial Condition
At September 30, 2018 (Unaudited) and December 31, 2017

United States 3x Short Oil Fund

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $212,446 and $844,143, respectively) (Notes 2 and 6)	$212,446	$844,143
Equity in trading accounts:
Cash and cash equivalents (at cost $794,733 and $470,939, respectively)	794,733	470,939
Unrealized gain (loss) on open commodity futures contracts	(170,940)	(194,060)
Dividends receivable	192	—
Interest receivable	430	576
Other assets	—	848

Total assets	$836,861	$1,122,446

Liabilities and Capital
Management fees payable (Note 4)	$284	$1,399
Brokerage commissions payable	250	—

Total liabilities	534	1,399

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	835,327	1,120,047
Total Capital	836,327	1,121,047

Total liabilities and capital	$836,861	$1,122,446

Shares outstanding	200,040	100,040
Net asset value per share	$4.18	$11.21
Market value per share	$4.14	$11.32

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statements of Financial Condition
At September 30, 2018 (Unaudited) and December 31, 2017

USCF Funds Trust

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $2,309,732 and $2,047,007, respectively) (Notes 2 and 6)	$2,309,733	$2,047,007
Equity in trading accounts:
Cash and cash equivalents (at cost $8,475,729 and $3,050,774, respectively)	8,475,729	3,050,774
Unrealized gain (loss) on open commodity futures contracts	2,143,640	509,180
Dividends receivable	1,787	—
Interest receivable	5,587	3,284
Other assets	—	1,696

Total assets	$12,936,476	$5,611,941

Liabilities and Capital
Management fees payable (Note 4)	$7,270	$4,249
Brokerage commissions payable	1,000	—

Total liabilities	8,270	4,249

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000	4,000
Shareholders	12,926,206	5,603,692
Total Capital	12,928,206	5,607,692

Total liabilities and capital	$12,936,476	$5,611,941

Shares outstanding	350,080	200,080

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2018

United States 3x Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2018 contracts, expiring October 2018*	$33,944,170	495	$2,314,580	19.14

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.87%, 10/04/2018	$50,000	$49,992	0.42
1.97%, 10/18/2018	50,000	49,954	0.41
2.00%, 11/01/2018	50,000	49,915	0.41
2.03%, 11/08/2018	50,000	49,894	0.41
2.05%, 11/15/2018	50,000	49,873	0.41
2.05%, 11/29/2018	50,000	49,834	0.41
2.09%, 12/06/2018	100,000	99,620	0.83
2.07%, 12/27/2018	100,000	99,505	0.82
2.10%, 1/03/2019	50,000	49,729	0.41
2.10%, 1/10/2019	100,000	99,416	0.82
2.15%, 1/24/2019	50,000	49,661	0.41
2.19%, 2/14/2019	50,000	49,590	0.41
2.20%, 2/21/2019	50,000	49,567	0.41
2.24%, 2/28/2019	50,000	49,539	0.41
2.38%, 3/07/2019	100,000	98,973	0.82
2.28%, 3/14/2019	50,000	49,486	0.41
2.33%, 3/21/2019	50,000	49,454	0.41
2.34%, 3/28/2019	100,000	98,858	0.82
Total Treasury Obligations		1,142,860	9.45

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	170,000	170,000	1.41
Goldman Sachs Financial Square Funds - Government Fund - Class FS	600,000	600,000	4.96
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	260,000	260,000	2.15
Total Money Market Funds		1,030,000	8.52
Total Cash Equivalents		$2,172,860	17.97

*	Collateral amounted to $7,680,996 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Schedule of Investments (Unaudited)

At September 30, 2018

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2018 contracts, expiring October 2018*	(2,319,560)	34	$(170,940)	(20.44)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.87%, 10/04/2018	$50,000	$49,993	5.98
2.09%, 12/06/2018	50,000	49,810	5.95
2.20%, 2/21/2019	50,000	49,567	5.93
Total Treasury Obligations		149,370	17.86

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	55,000	55,000	6.58
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	70,000	70,000	8.37
Total Money Market Funds		125,000	14.95
Total Cash Equivalents		$274,370	32.81

*	Collateral amounted to $794,733 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and the period ended September 30, 2017*

United States 3x Oil Fund

	Three months ended September 30, 2018	Nine months ended September 30, 2018	Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,557,017	$3,243,340	$82,129
Change in unrealized gain (loss) on open futures contracts	(10,257)	1,611,340	424,660
Dividend income	5,368	7,758	—
Interest income**	19,943	49,926	4,708
ETF transaction fees	1,105	1,105	1,000

Total income (loss)	1,573,176	4,913,469	512,497

Expenses
Management fees (Note 4)	20,141	46,446	7,051
Brokerage commissions	8,719	21,876	3,364

Total expenses	28,860	68,322	10,415

Net income (loss)	$1,544,316	$4,845,147	$502,082
Net income (loss) per share	$2.77	$35.76	$5.02
Net income (loss) per weighted average share	$12.40	$44.75	$5.02
Weighted average shares outstanding	124,497	108,282	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and the period ended September 30, 2017*

United States 3x Short Oil Fund

	Three months ended September 30, 2018	Nine months ended September 30, 2018	Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(226,403)	$(975,812)	$(341,362)
Change in unrealized gain (loss) on open futures contracts	82,340	23,120	(303,980)
Realized gain (loss) on short-term investments	—	(25)	—
Dividend income	598	738	—
Interest income**	2,387	9,084	3,982
ETF transaction fees	98	561	1,000

Total income (loss)	(140,980)	(942,334)	(640,360)

Expenses
Management fees (Note 4)	2,097	7,377	7,272
Brokerage commissions	1,107	4,674	3,409

Total expenses	3,204	12,051	10,681

Net income (loss)	$(144,184)	$(954,385)	$(651,041)
Net income (loss) per share	$(0.73)	$(7.03)	$(6.51)
Net income (loss) per weighted average share	$(0.87)	$(6.58)	$(6.51)
Weighted average shares outstanding	166,344	145,095	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and the period ended September 30, 2017*

USCF Funds Trust

	Three months ended September 30, 2018	Nine months ended September 30, 2018	Period ended September 30, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$1,330,614	$2,267,528	$(259,233)
Change in unrealized gain (loss) on open futures contracts	72,083	1,634,460	120,680
Realized gain (loss) on short-term investments	—	(25)	—
Dividend income	5,966	8,496	—
Interest income**	22,330	59,010	8,690
ETF transaction fees	1,203	1,666	2,000

Total income (loss)	1,432,196	3,971,135	(127,863)

Expenses
Management fees (Note 4)	22,238	53,823	14,323
Brokerage commissions	9,826	26,550	6,773

Total expenses	32,064	80,373	21,096

Net income (loss)	$1,400,132	$3,890,762	$(148,959)

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2018

United States 3x Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$1,000	$4,483,645	$4,484,645
Additions	—	2,762,087	2,762,087
Net income (loss)	—	4,845,147	4,845,147

Balances, at September 30, 2018	$1,000	$12,090,879	$12,091,879

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	50,000	50,000
Redemptions	—	—	—

Shares Outstanding, at September 30, 2018	40	150,000	150,040

Net Asset Value Per Share:
At December 31, 2017			$44.83
At September 30, 2018			$80.59

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2018

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$1,000	$1,120,047	$1,121,047
Additions	—	1,042,105	1,042,105
Redemptions	—	(372,440)	(372,440)
Net income (loss)	—	(954,385)	(954,385)

Balances, at September 30, 2018	$1,000	$835,327	$836,327

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	150,000	150,000
Redemptions	—	(50,000)	(50,000)

Shares Outstanding, at September 30, 2018	40	200,000	200,040

Net Asset Value Per Share:
At December 31, 2017			$11.21
At September 30, 2018			$4.18

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2018

USCF Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2017	$4,000	$5,603,692	$5,607,692
Additions	—	3,804,192	3,804,192
Redemptions	(2,000)	(372,440)	(374,440)
Net income (loss)	—	3,890,762	3,890,762

Balances, at September 30, 2018	$2,000	$12,926,206	$12,928,206

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2018

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2017	80	200,000	200,080
Additions	—	200,000	200,000
Redemptions	—	(50,000)	(50,000)

Shares Outstanding, at September 30, 2018	80	350,000	350,080

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and the period ended September 30, 2017*

United States 3x Oil Fund

	Nine months ended September 30, 2018	Period ended September 30, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$4,845,147	$502,082
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(1,611,340)	(424,660)
(Increase) decrease in dividends receivable	(1,595)	—
(Increase) decrease in interest receivable	(2,449)	(1,311)
(Increase) decrease in other assets	848	—
Increase (decrease) in management fees payable	4,136	2,635
Increase (decrease) in brokerage commissions payable	750	—
Net cash provided by (used in) operating activities	3,235,497	78,746

Cash Flows from Financing Activities:
Addition of shares	2,762,087	2,501,000
Redemption of shares	—	—
Net cash provided by (used in) financing activities	2,762,087	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	5,997,584	2,579,746

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,780,699	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$9,778,283	$2,579,746

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$2,097,287	$1,450,503
Equity in Trading Accounts:
Cash and Cash Equivalents	7,680,996	1,129,243
Total Cash, Cash Equivalents and Equity in Trading Accounts	$9,778,283	$2,579,746

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and the period ended September 30, 2017*

United States 3x Short Oil Fund

	Nine months ended September 30, 2018	Period ended September 30, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$(954,385)	$(651,041)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(23,120)	303,980
(Increase) decrease in dividends receivable	(192)	—
(Increase) decrease in interest receivable	146	(866)
(Increase) decrease in other assets	848	—
Increase (decrease) in management fees payable	(1,115)	3,223
Increase (decrease) in brokerage commissions payable	250	—
Net cash provided by (used in) operating activities	(977,568)	(344,704)

Cash Flows from Financing Activities:
Addition of shares	1,042,105	2,501,000
Redemption of shares	(372,440)	—
Net cash provided by (used in) financing activities	669,665	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	(307,903)	2,156,296

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,315,082	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$1,007,179	$2,156,296

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$212,446	$1,345,577
Equity in Trading Accounts:
Cash and Cash Equivalents	794,733	810,719
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,007,179	$2,156,296

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and the period ended September 30, 2017*

USCF Funds Trust

	Nine months ended September 30, 2018	Period ended September 30, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$3,890,762	$(148,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(1,634,460)	(120,680)
(Increase) decrease in dividends receivable	(1,787)	—
(Increase) decrease in interest receivable	(2,303)	(2,177)
(Increase) decrease in other assets	1,696	—
Increase (decrease) in management fees payable	3,021	5,858
Increase (decrease) in brokerage commissions payable	1,000	—
Net cash provided by (used in) operating activities	2,257,929	(265,958)

Cash Flows from Financing Activities:
Addition of shares	3,804,192	5,004,000
Redemption of shares	(372,440)	—
Net cash provided by (used in) financing activities	3,431,752	5,004,000

Net Increase (Decrease) in Cash and Cash Equivalents	5,689,681	4,738,042

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	5,095,781	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$10,785,462	$4,738,042

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$2,309,733	$2,798,080
Equity in Trading Accounts:
Cash and Cash Equivalents	8,475,729	1,939,962
Total Cash, Cash Equivalents and Equity in Trading Accounts	$10,785,462	$4,738,042

* Commencement of operations, July 20, 2017.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2018 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. United States 3x Oil Fund (“USOU”) and United States 3x Short Oil Fund (“USOD”) are both series of the Trust. Two other series: REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”, together with RMLP, the “REX Funds”)) never commenced operations and filed to withdraw from registration on March 30, 2018. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD each referred to as the “Fund” and collectively referred to herein as the “Funds” or the “Trust Series.” The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust (“USCIFT”), of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC (as defined below) that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018. Each of the filings is also available on USCF’s website at www.uscfinvestments.com.

The liquidation date for each of USAG, DNO and UHN was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG, DNO and UHN, respectively, on or about September 13, 2018, with a subsequent distribution of additional liquidation proceeds sent to UHN shareholders on or about September 18, 2018. Each of USAG, DNO and UHN also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USAG, DNO and UHN, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USAG, DNO and UHN.

On September 4, 2018, the Trust, and USOD, a series of the Trust, received a notice from the NYSE Arca, notifying the Trust that USOD is not in compliance with the requirement under Rule 8.200E(d) (2)(c) that USOD meet the NYSE Arca’s continued listing standard to maintain a market value of not less than $1,000,000. The letter also stated that USOD was eligible to receive an initial six-month period (the “Cure Period”) to regain compliance with Rule 8.200E(d)(2)(c) if the Trust provided a written response to the NYSE Arca describing its plan to cure the deficiency during the Cure Period and the NYSE Arca accepts the plan.

The Trust submitted a written response to the NYSE Arca on September 10, 2018 with a plan for USOD to regain compliance with Rule 8.200E(d)(2)(c) during the Cure Period that was accepted by the NYSE Arca on September 11, 2018. To regain compliance during the Cure Period, the Trust is required to demonstrate that it has a market value of $1,000,000 or more for thirty or more trading days. If there is not a demonstrable increase in USOD’s market value at the end of the Cure Period, the Staff of the NYSE Arca would not be expected to grant any additional time to regain compliance. If USOD is not eligible for a second compliance period, then the NYSE Arca Staff will immediately initiate delisting proceedings under NYSE Arca rules.

There can be no assurance that USOD will be able to regain compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements. See “Item 1A. Risk Factors - Other Risks” - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. The Funds earn income on funds held at the custodian or a futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

The Funds are not subject to federal income taxes; each investor reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2018 for any Trust Series.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

The Funds receive or pay the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in the Funds' condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2018, USCF held 40 shares of each of USOU and USOD.

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

NOTE 3 - TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of September 30, 2018, RMLP and MLPD were no longer in registration. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of September 30, 2018, USCF held 40 shares of each of USOU and USOD.

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

USOU’s shares began trading on July 20, 2017. As of September 30, 2018, USOU held 495 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 495 futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of September 30, 2018, USOD held 34 Futures Contracts on the NYMEX, totaling 34 futures contracts.

On September 4, 2018, the Trust, and USOD, a series of the Trust, received a notice from the NYSE Arca, notifying the Trust that USOD is not in compliance with the requirement under Rule 8.200E(d) (2)(c) that USOD meet the NYSE Arca’s continued listing standard to maintain a market value of not less than $1,000,000. The letter also stated that USOD was eligible to receive an initial six-month period (the “Cure Period”) to regain compliance with Rule 8.200E(d)(2)(c) if the Trust provided a written response to the NYSE Arca describing its plan to cure the deficiency during the Cure Period and the NYSE Arca accepts the plan.

The Trust submitted a written response to the NYSE Arca on September 10, 2018 with a plan for USOD to regain compliance with Rule 8.200E(d)(2)(c) during the Cure Period that was accepted by the NYSE Arca on September 11, 2018. To regain compliance during the Cure Period, the Trust is required to demonstrate that it has a market value of $1,000,000 or more for thirty or more trading days. If there is not a demonstrable increase in USOD’s market value at the end of the Cure Period, the Staff of the NYSE Arca would not be expected to grant any additional time to regain compliance. If USOD is not eligible for a second compliance period, then the NYSE Arca Staff will immediately initiate delisting proceedings under NYSE Arca rules.

There can be no assurance that USOD will be able to regain compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements. See “Item 1A. Risk Factors - Other Risks” - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Ongoing Registration Fees and Other Offering Expenses

The Trust Series pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLPshares, LLC, as may be disclosed from time to time. During the nine months ended September 30, 2018 and the period from commencement of operations on July 20, 2017 to September 30, 2017, the Trust Series did not incur registration fees or other offering expenses.

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

USOU

	For the nine months ended September 30, 2018	For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Total commissions accrued to brokers	$21,876	$3,364
Total commissions as annualized percentage of average total net assets	0.45%	0.64%
Commissions accrued as a result of rebalancing	$21,512	$2,866
Percentage of commissions accrued as a result of rebalancing	98.34%	85.20%
Commissions accrued as a result of creation and redemption activity	$364	$498
Percentage of commissions accrued as a result of creation and redemption activity	1.66%	14.80%

*Inception date, July 20, 2017.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017, was due primarily to a higher number of contracts held and traded.

USOD

	For the nine months ended September 30, 2018	For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Total commissions accrued to brokers	$4,674	$3,409
Total commissions as annualized percentage of average total net assets	0.60%	0.77%
Commissions accrued as a result of rebalancing	$4,529	$2,902
Percentage of commissions accrued as a result of rebalancing	96.90%	85.13%
Commissions accrued as a result of creation and redemption activity	$145	$507
Percentage of commissions accrued as a result of creation and redemption activity	3.10%	14.87%

*Inception date, July 20, 2017.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by USOU and USOD through September 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

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

The Sponsor invests a portion of the Trust Series' cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2018, USOU and USOD held investments in money market funds in the amounts of $1,030,000 and $125,000, respectively. As of December 31, 2017, USOU and USOD held investments in money market funds in the amounts of $1,000,000 and $540,000, respectively. USOU and USOD also hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2018 and December 31, 2017, USOU held cash deposits and investments in Treasuries in the amounts of $8,748,283 and $2,780,699, respectively, with the custodian and FCM. As of September 30, 2018 and December 31, 2017, USOD held cash deposits and investments in Treasuries in the amounts of $882,179 and $775,082, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU's or USOD's custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the nine months ended September 30, 2018 and the period from commencement of operations on July 20, 2017 to September 30, 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USOU

	For the nine months ended September 30, 2018 (Unaudited)	For the period from commencement of operations on July 20, 2017 to September 30, 2017 (Unaudited)*
Per Share Operating Performance:
Net asset value, beginning of period	$44.83	$25.00
Total income (loss)	36.39	5.12
Total expenses	(0.63)	(0.10)
Net increase (decrease) in net asset value	35.76	5.02
Net asset value, end of period	$80.59	$30.02

Total Return	79.77%	20.08%

Ratios to Average Net Assets
Total income (loss)	75.17%	19.36%
Management fees**	0.95%	1.35%
Expenses excluding management fees**	0.45%	0.64%
Net income (loss)	74.12%	18.96%

*	Inception date, July 20, 2017.
**	Annualized.

USOD

	For the nine months ended September 30, 2018 (Unaudited)	For the period from commencement of operations on July 20, 2017 to September 30, 2017 (Unaudited)*
Per Share Operating Performance:
Net asset value, beginning of period	$11.21	$25.00
Total income (loss)	(6.95)	(6.40)
Total expenses	(0.08)	(0.11)
Net increase (decrease) in net asset value	(7.03)	(6.51)
Net asset value, end of period	$4.18	$18.49

Total Return	(62.71)%	(26.04)%

Ratios to Average Net Assets
Total income (loss)	(90.76)%	(28.66)%
Management fees**	0.95%	1.65%
Expenses excluding management fees**	0.60%	0.77%
Net income (loss)	(91.92)%	(29.14)%

*	Inception date, July 20, 2017.
**	Annualized.

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

The following table summarizes the valuation of USOU’s securities at September 30, 2018 using the fair value hierarchy:

At September 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$2,172,860	$2,172,860	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	2,314,580	2,314,580	—	—

During the nine months ended September 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOU’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,647,421	$1,647,421	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	703,240	703,240	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at September 30, 2018 using the fair value hierarchy:

At September 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$274,370	$274,370	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(170,940)	(170,940)	—	—

During the nine months ended September 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,088,158	$1,088,158	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(194,060)	(194,060)	—	—

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

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$2,314,580	$703,240

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(170,940)	$(194,060)

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOU

		For the nine months ended September 30, 2018		For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$3,243,340		$82,129

	Change in unrealized gain (loss) on open positions		$1,611,340		$424,660

* Inception date, July 20, 2017.

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOD

		For the nine months ended September 30, 2018		For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(975,812)		$(341,362)

	Change in unrealized gain (loss) on open positions		$23,120		$(303,980)

* Inception date, July 20, 2017.

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

The USCF Funds Trust (the “Trust”) is a Delaware statutory trust formed on March 2, 2016. The Trust is a series trust formed pursuant to the Delaware Statutory Trust Act. United States 3x Oil Fund (“USOU”) and United States 3x Short Oil Fund (“USOD”) are both series of the Trust. Two other series: REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”, together with RMLP, the “REX Funds”)) never commenced operations and filed to withdraw from registration on March 30, 2018. USOU and USOD are commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD are collectively referred to herein as the “Trust Series.” The Trust and the Funds operate pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

The Trust and Trust Series maintain their main business offices at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, CA 94596.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2018, USOU and USOD held 495 and 34 NYMEX Crude WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the nine months ended September 30, 2018, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2018, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. Each of the Trust Series is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, each of the Trust Series is currently subject to the variation margin requirements of the Final Margin Rules. However, each of the Trust Series does not have material swaps exposure and, accordingly, will not be subject to the initial margin requirements of the Final Margin Rules.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust Series enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require a Trust Series to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by the FCM of each Trust Series.

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

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, the Trust Series may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swap transactions with non-U.S. persons. For example, the Trust Series may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2018. The price of the Benchmark Oil Futures Contract started the period at $60.42 per barrel. The high of the period was on June 29, 2018 when the price reached $74.15 per barrel. The low of the period was on February 13, 2018 when the price dropped to $59.03 per barrel. The period ended with the Benchmark Oil Futures Contract at $73.25 per barrel, up approximately 21.23% over the period. USOU’s per share NAV began the period at $44.83 and ended the period at $80.59 on September 30, 2018, an increase of approximately 79.77% over the period. USOU’s per share NAV reached its high for the period on September 28, 2018 at $80.59 and reached its low for the period on February 9, 2018 at $41.74. USOD’s per share NAV began the period at $11.21 and ended the period at $4.18 on September 30, 2018, a decrease of approximately (62.71)% over the period. USOD’s per share NAV reached its high for the period on February 9, 2018 at $11.49 and reached its low for the period on September 28, 2018 at $4.18. The Benchmark Oil Futures Contract prices listed above began with the February 2018 contracts and ended with the August 2018 contracts. The increase of approximately 21.23% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seeks to track, which are more fully described below in the section titled “Tracking Each Trust Series’ Benchmark.”

During the nine months ended September 30, 2018, the crude oil futures market was in a state of contango/backwardation, meaning that the price of the near month crude Oil Futures Contract was lower/higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango/backwardation, the price of the near month crude Oil Futures Contract is typically lower/higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of September 30, 2018, USOU had issued 150,040 shares, 150,040 of which were outstanding. As of September 30, 2018, there were 29,850,000 remaining shares registered but not yet issued. More shares may have been issued by USOU than are outstanding due to the redemption of shares.

In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of September 30, 2018, USCF held 40 shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of September 30, 2018, USOD had issued 250,040 shares, 200,040 of which were outstanding. As of September 30, 2018, there were 29,750,000 remaining shares registered but not yet issued. More shares may have been issued by USOD than are outstanding due to the redemption of shares.

Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2018, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC, Merrill Lynch Professional Clearing Corp., and Virtu Americas.

For the Nine Months Ended September 30, 2018 Compared to the Period from Commencement of Operations on July 20, 2017 to September 30, 2017*

USOU

	For the nine months ended September 30, 2018	For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Average daily total net assets	$6,536,695	$2,647,598
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$57,684	$4,708
Annualized yield based on average daily total net assets	1.18%	0.90%
Management fee	$46,446	$7,051
Total fees and other expenses excluding management fees	$21,876	$—
Total commissions accrued to brokers	$21,876	$3,364
Total commissions as annualized percentage of average total net assets	0.45%	0.64%
Commissions accrued as a result of rebalancing	$21,512	$2,866
Percentage of commissions accrued as a result of rebalancing	98.34%	85.20%
Commissions accrued as a result of creation and redemption activity	$364	$498
Percentage of commissions accrued as a result of creation and redemption activity	1.66%	14.80%

*Inception date July 20, 2017.

Portfolio Expenses. USOU’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USOU pays to USCF is calculated as a percentage of the total net assets of USOU. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017 was due primarily to USOU’s larger size as measured by total net assets.

The increase in USOU's total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017, was due primarily to a higher number of contracts traded.

USOD

	For the nine months ended September 30, 2018	For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Average daily total net assets	$1,038,240	$2,234,177
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,822	$3,982
Annualized yield based on average daily total net assets	1.26%	0.90%
Management fee	$7,377	$7,272
Total fees and other expenses excluding management fees	$4,674	$—
Total commissions accrued to brokers	$4,674	$3,409
Total commissions as annualized percentage of average total net assets	0.60%	0.77%
Commissions accrued as a result of rebalancing	$4,529	$2,902
Percentage of commissions accrued as a result of rebalancing	96.90%	85.13%
Commissions accrued as a result of creation and redemption activity	$145	$507
Percentage of commissions accrued as a result of creation and redemption activity	3.10%	14.87%

*Inception date July 20, 2017.

Portfolio Expenses. USOD’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USOD pays to USCF is calculated as a percentage of the total net assets of USOD. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017 was due primarily to USOD’s larger size as measured by total net assets.

The increase in USOD's total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017, was due primarily to a higher number of contracts traded.

For the Three Months Ended September 30, 2018 Compared to the Period from Commencement of Operations on July 20, 2017 to September 30, 2017*

USOU

	For the three months ended September 30, 2018	For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Average daily total net assets	$8,411,293	$2,647,598
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$25,311	$4,708
Annualized yield based on average daily total net assets	1.19%	0.90%
Management fee	$20,141	$7,051
Total fees and other expenses excluding management fees	$8,719	$—
Total commissions accrued to brokers	$8,719	$3,364
Total commissions as annualized percentage of average total net assets	0.41%	0.64%
Commissions accrued as a result of rebalancing	$8,355	$2,866
Percentage of commissions accrued as a result of rebalancing	95.83%	85.20%
Commissions accrued as a result of creation and redemption activity	$364	$498
Percentage of commissions accrued as a result of creation and redemption activity	4.17%	14.80%

Portfolio Expenses. USOU’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USOU pays to USCF is calculated as a percentage of the total net assets of USOU. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017 was due primarily to USOU’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017, was due primarily to a higher number of contracts traded.

USOD

	For the three months ended September 30, 2018	For the period from commencement of operations on July 20, 2017 to September 30, 2017*
Average daily total net assets	$876,037	$2,234,177
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,985	$3,982
Annualized yield based on average daily total net assets	1.35%	0.90%
Management fee	$2,097	$7,272
Total fees and other expenses excluding management fees	$1,107	$—
Total commissions accrued to brokers	$1,107	$3,409
Total commissions as annualized percentage of average total net assets	0.50%	0.77%
Commissions accrued as a result of rebalancing	$1,078	$2,902
Percentage of commissions accrued as a result of rebalancing	97.38%	85.13%
Commissions accrued as a result of creation and redemption activity	$29	$507
Percentage of commissions accrued as a result of creation and redemption activity	2.62%	14.87%

Portfolio Expenses. USOU’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USOU pays to USCF is calculated as a percentage of the total net assets of USOU. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017 was due primarily to USOU’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the period from commencement of operations on July 20, 2017 to September 30, 2017, was due primarily to a higher number of contracts traded.

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

For the 30 valuation days ended September 30, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.422% for USOU and (0.422)% for USOD, while the simple average daily change in the per share NAV of USOU and USOD over the same time period was 1.265% and (1.267)%, respectively. The average daily difference for USOU was 0.843% (or 84.3 basis points, where 1 basis point equals 1/100 of 1%) and for USOD it was (0.845)% (or (84.5) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 54.948% for USOU and was (21.015)% for USOD, meaning that over this time period USOU and USOD’s tracking error was not within the plus or minus 10% range established as its benchmark times three tracking goal.

Since the commencement of the offering of USOU and USOD’s shares to the public on July 20, 2017 to September 30, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.163% for USOU and (0.163)% for USOD, while the simple average daily change in the per share NAV of USOU over the same time period was 0.488% and for USOD it was (0.491)%. The average daily difference for USOU was 0.325% (or 32.5 basis points, where 1 basis point equals 1/100 of 1%) and for USOD was (0.328)% (or (32.8) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 33.132% for USOU and was (34.486)% for USOD, meaning that over this time period USOU and USOD’s tracking error was not within the plus or minus 10% range established as its benchmark tracking goal multiplied by three.

The following two graphs demonstrate the correlation between the changes in USOU’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2018. The second graph measures monthly changes since September 30, 2013 through September 30, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following two graphs demonstrate the correlation between the changes in USOD’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2018. The second graph measures monthly changes since September 30, 2013 through September 30, 2018.

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

For USOU, for the nine months ended September 30, 2018, the actual total return of USOU as measured by changes in its per share NAV was 79.77%. This is based on an initial per share NAV of $44.83 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $80.59. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $57.00 as of September 30, 2018, for a total return over the relevant time period of 27.15%. The difference between the actual per share NAV total return of USOU of 79.77% and the expected total return based on the Benchmark Oil Futures Contract times three of 27.15% was an error over the time period of 52.62%, which is to say that USOU’s actual total return outperformed the benchmark result by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

For USOD, for the nine months ended September 30, 2018, the actual total return of USOD as measured by changes in its per share NAV was (62.71)%. This is based on an initial per share NAV of $11.21 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $4.18. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $8.44 as of September 30, 2018, for a total return over the relevant time period of (24.71)%. The difference between the actual per share NAV total return of USOD of (62.71)% and the expected total return based on the Benchmark Oil Futures Contract times three of (24.71)% was an error over the time period of (38.00)%, which is to say that USOD’s actual total return underperformed the benchmark result by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USOU or USOD's ability to accurately track Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD's attempt to track the Benchmark Oil Futures Contract over time.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU or USOD are not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD's NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses, USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by USOU or USOD may continue to be lower than interest earned by USOU or USOD. As such, USCF anticipates that each of USOU or USOD will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by USOU or USOD, respectively.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2018, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Crude Oil Market. During the nine months ended September 30, 2018, crude oil prices traded in a range between $59.20 to $74.15. Crude continued a bull-run that began in June of 2017 and is up 41.77% over the past year. Crude has returned almost 180% since multi-year lows were reached in early 2016. As of quarter-end, U.S. crude storage was 13% lower than a year ago, and 24.6% below the near-all-time high set last year. Storage has also fallen below the five-year average level. During the third quarter of 2018, prices fell 12.33% from $74.15 to $65.01 before rebounding to $73.25 by the end of September. The correction during the first half of the quarter was caused by concerns about rising supplies, even as OPEC held to its commitment to restrain production. From mid-August through the end of the quarter, bullish sentiment dominated, driven by expectations that falling production in Venezuela and impending sanctions on Iran would lead to a supply squeeze, and that a commitment from OPEC to make up for the shortfall would not be enough to meet demand. This occurred even as U.S. crude oil production continued to set records, reaching 11.1 million barrels per day by quarter-end. A backwardated market has continued to help futures traders. In July, the discount on second month contracts relative to front month contracts grew as high as $2.55 before returning to more average levels by quarter-end. On average, the spread between the two contracts was about $0.83. Looking ahead, expected demand growth remains strong for the moment. However, uncertainties about trade conflicts could lead to temporary dislocations in supply and demand, and, should trade conflicts last a protracted amount of time, then global economic growth is likely to be impacted, which would negatively impact demand for energy. Longer term, many analysts are concerned that the severe reductions in capital expenditures on exploration and production over the past three years could lead to a shortage of crude oil in the near future.

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

For the ten-year time period between September 30, 2008 and September 30, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2008 – September 30, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.258)	0.965	0.438	0.468	0.115	0.486
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.229)	(0.326)	(0.321)	(0.015)	(0.378)
Global Equities (FTSE World Index)			1.000	0.469	0.491	0.128	0.520
Unleaded Gasoline				1.000	0.716	0.107	0.678
Diesel-Heating Oil					1.000	0.207	0.791
Natural Gas						1.000	0.205
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2018, movements of crude oil displayed moderate correlation with large cap U.S. equites, global equities and diesel-heating oil, and limited negative to little correlation with movements with U.S. Government bonds, unleaded gasoline and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.929	(0.046)	0.067	0.421	0.113
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.460)	0.381	0.343	0.417	(0.169)
Global Equities (FTSE World Index)			1.000	(0.011)	0.168	0.257	0.240
Unleaded Gasoline				1.000	0.362	0.234	0.033
Diesel-Heating Oil					1.000	0.472	0.550
Natural Gas						1.000	0.306
Crude Oil							1.000

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

Liquidity and Capital Resources

On September 4, 2018, the Trust, and USOD, a series of the Trust, received a notice from the NYSE Arca, notifying the Trust that USOD is not in compliance with the requirement under Rule 8.200E(d) (2)(c) that USOD meet the NYSE Arca’s continued listing standard to maintain a market value of not less than $1,000,000. The letter also stated that USOD was eligible to receive an initial six-month period (the “Cure Period”) to regain compliance with Rule 8.200E(d)(2)(c) if the Trust provided a written response to the NYSE describing its plan to cure the deficiency during the Cure Period and the NYSE Arca accepts the plan.

The Trust submitted a written response to the NYSE Arca on September 10, 2018 with a plan for USOD to regain compliance with Rule 8.200E(d)(2)(c) during the Cure Period that was accepted by the NYSE Arca on September 11, 2018. To regain compliance during the Cure Period, the Trust is required to demonstrate that it has a market value of $1,000,000 or more for thirty or more trading days. If there is not a demonstrable increase in USOD’s market value at the end of the Cure Period, the Staff of the NYSE Arca would not be expected to grant any additional time to regain compliance. If USOD is not eligible for a second compliance period, then the NYSE Arca Staff will immediately initiate delisting proceedings under NYSE Arca rules.

There can be no assurance that USOD will be able to regain compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements. See “Item 1A. Risk Factors - Other Risks" - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series' NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2018, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2018, each Trust Series used other assets to pay expenses, which could cause a decrease in a Trust Series' NAV over time. To the extent expenses exceed income, a Trust Series' NAV will be negatively impacted.

Each Trust Series' investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the nine months ended September 30, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of the Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each such Trust Series to limit its credit exposure. An FCM, when acting on behalf of the Trust Series in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to the Trust Series, all assets of the Trust Series relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle the Trust Series' assets with their other assets. In addition, the CFTC requires futures commission merchants to hold in a secure account the Trust Series' assets related to foreign Oil Futures Contracts trading.

In the future, each Trust Series may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2018, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $9,778,283 and $1,007,179 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of September 30, 2018 and have no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2018, FCM fees were approximately 0.45% of average daily total net assets for USOU and approximately 0.60% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

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

As of September 30, 2018, USOU's portfolio consisted of 495 WTI Crude Oil Futures CL contracts traded on the NYMEX and USOD's portfolio consisted of 34 WTI Crude Oil Futures CL contracts traded on the NYMEX. For a list of each of USOU and USOD's current holdings, please see www.uscfinvestments.com. See “Schedule of Investments” for a complete list of Futures Contracts held by each of USOU and USOD during the nine months ended September 30, 2018.

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

During the nine month reporting period ended September 30, 2018, each Trust Series limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 20, 2017, USCF made contributions of capital to the Trust of $1,000 and $1,000 as initial contributions of capital for each of USOU and USOD. On July 20, 2017, each of USOU and USOD issued 40 Sponsor Shares to USCF in exchange for the previously received capital contribution. The issuance of such shares of USOU and USOD was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)	The Trust’s Registration Statement on Form S-1 (Registration No. 333-214825) with respect to its initial public offering of shares of the United States 3x Oil Fund, a series of the Registrant (“USOU”), and Registration Statement on Form S-1 (Registration No. 333-214881) with respect to its initial public offering of shares of the United States 3x Short Oil Fund, a series of the Registrant (“USOD,” and together with USOU, the “Trust Series”), were declared effective on July 19, 2017. Each of the registration statements registered 30,000,000 shares of the applicable Trust Series at a proposed maximum offering price per share of $25 and a proposed maximum aggregate offering price of $750,000,000. Each offering of shares of USOU and USOD pursuant to the registration statements described above commenced on July 20, 2017 and remains ongoing and has not terminated. Shares of each of USOU and USOD are sold to institutional firms call “Authorized Participants” that purchase shares in blocks of 50,000 shares called “baskets” through each Trust Series’ marketing agent, ALPS Distributors, Inc. RBC Capital Markets, LLC is the initial Authorized Participant for each Trust Series. From July 19, 2017 to September 30, 2017, USOU has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00 and USOD has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00. The net offering proceeds to USOU with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net offering proceeds to USOD with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net proceeds of each offering have been invested in commodity futures contracts and treasury obligations. There has been no material change in the planned use of proceeds from the offering of shares of USOU and USOD as described in the prospectus for each such Trust Series.

(c)	USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU did not redeem any baskets during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	—	NA
8/1/18 to 8/31/18	—	NA
9/1/18 to 9/30/18	—	NA
Total	—

(d)	USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD did not redeem any baskets during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	—	NA
8/1/18 to 8/31/18	—	NA
9/1/18 to 9/30/18	—	NA
Total	—

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

Date: November 13, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2018

