Form 10-K
period 2018-12-31
USCF Funds Trust
filed 2019-03-26
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

United States 3x Oil Fund	NYSE Arca Equities, Inc.
United States 3x Short Oil Fund	NYSE Arca Equities, Inc.

(Title of each series)	(Name of exchange on which registered)

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

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2018 and the number of outstanding shares of each series of the registrant as of March 22, 2019 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2018	Number of Outstanding Shares as of March 22, 2019
United States 3x Oil Fund	$7,822,000	700,040
United States 3x Short Oil Fund	729,000	450,040
Total	$8,551,000	1,150,080

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

The Trust and Trust Series maintain their main business offices at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596.

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

USOU’s shares began trading on July 20, 2017. As of December 31, 2018, USOU held 1,046 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of December 31, 2018, USOD held 213 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas D. Gerber (discussed below), along with certain other family members and certain other shareholders, owns the majority of the shares of Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”) and USCF SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”), each a series of the USCF ETF Trust, as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). USCF Advisers LLC was also the investment adviser for the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Fund (“MENU”), each a series of the USCF ETF Trust, until October 2017 when both funds liquidated all of their assets and distributed cash pro rata to all remaining shareholders. The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”), and the United States Brent Oil Fund, LP (“BNO”). USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”) each a series of the United States Commodity Index Funds Trust. UCCO was in registration and had not commenced operations. UCCO filed to withdraw from registration on December 19, 2018.

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust (“USCIFT”), of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the Securities and Exchange Commission’s (the “SEC”) that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.

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

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USOU or USOD may call 1-800-920-0259 or visit www.uscfinvestments.com or the SEC’s website at www.sec.gov.

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

The specific Oil Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of the Fund’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting the Fund’s holdings, and market conditions, it may invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil- Related Investments. To the extent that the Fund invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If the Fund is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of the Fund’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As the Fund’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause the Fund to invest in Other Oil-Related Investments include those allowing the Fund to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1A. Risk Factors” in this annual report on Form 10-K for a discussion of the potential impact of regulation on the Fund’s ability to invest in OTC transactions and cleared swaps.

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

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms of the Fund’s NAV will continue to closely track, on a leveraged basis, the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the NAV of the Fund. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of the Fund’s shares as traded on the NYSE Arca will closely track on a daily basis, the changes in the spot price of light, sweet crude oil on a percentage basis.

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

The specific Oil Futures Contracts sold depend on various factors, including a judgment by USCF as to the appropriate diversification of the Fund’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in NYMEX Oil Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting the Fund’s holdings, and market conditions, it may invest in Oil Futures Contracts traded on other exchanges or invest in Other Oil- Related Investments. To the extent that the Fund invests in Other Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Oil Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If the Fund is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Oil Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Oil-Related Investments, a substantial portion of the Fund’s assets could be invested in accordance with such priority in Other Oil-Related Investments that are intended to replicate the return on the Benchmark Oil Futures Contract. As the Fund’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause the Fund to invest in Other Oil-Related Investments include those allowing the Fund to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1A. Risk Factors” in this annual report on Form 10-K for a discussion of the potential impact of regulation on the Fund’s ability to invest in OTC transactions and cleared swaps.

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

By remaining invested as fully as possible in Oil Futures Contracts or Other Oil-Related Investments, USCF believes that the daily changes in percentage terms of the Fund’s NAV will continue to closely track, on an inverse leveraged basis, the daily changes in percentage terms in the price of the Benchmark Oil Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the NAV of the Fund. Additionally, Oil Futures Contracts traded on the NYMEX have closely tracked the spot price of light, sweet crude oil. Based on these expected interrelationships, USCF believes that the changes in the price of the Fund’s shares as traded on the NYSE Arca will closely track, on a daily leveraged inverse basis, the changes in the spot price of light, sweet crude oil on a percentage basis.

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

Most investors will buy and sell shares of each Trust Series in secondary market transactions through brokers. Shares will trade on NYSE Arca under the ticker symbols “USOU” and “USOD.” Shares are bought and sold throughout the trading day like other publicly traded securities. When buying or selling shares through a broker, most investors will incur customary brokerage commissions and charges. Investors are encouraged to review the terms of their brokerage account for details on applicable charges.

What is the Investment Strategy of each Trust Series?

United States 3x Oil Fund

USOU will seek to achieve its investment objective by primarily investing in futures contracts for light, sweet crude oil that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”).

USOU will, to a lesser extent and in view of regulatory requirements and/or market conditions:

(i)	next invest in (a) cleared swap transactions based on the Benchmark Oil Futures Contract, (b) non-exchange traded (“over-the-counter” or “OTC”), negotiated swap contracts that are based on the Benchmark Oil Futures Contract, and (c) forward contracts for oil;

(ii)	followed by investments in futures contracts for other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels, each of which are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges as well as cleared swap transactions and OTC swap contracts valued based on the foregoing; and

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

USOU will seek to invest in a combination of Oil Interests such that the daily changes in its NAV, measured in percentage terms, less USOU’s expenses, will track three times (3x) the daily changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. As a specific benchmark, USCF will endeavor to place USOU’s trades in Oil Interests and otherwise manage USOU’s investments so that the difference between “A” and “B” will be plus/minus 0.30 percent (0.30%) of “B”, where:

•	A is the average daily percentage change in USOU’s per share NAV for any period of thirty (30) successive valuation days, i.e., any NYSE Arca trading day as of which USOU calculates its per share NAV, less USOU’s expenses; and
•	B is three times the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

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

United States 3x Short Oil Fund

USOD will seek to achieve its investment objective by primarily investing in short positions in futures contracts for light, sweet crude oil that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”).

USOD will, to a lesser extent and in view of regulatory requirements and/or market conditions:

(i)	next invest in (a) cleared swap transactions based on short positions in the Benchmark Oil Futures Contract, (b) non-exchange traded (“over-the-counter” or “OTC”), negotiated swap contracts that are based on short positions in the Benchmark Oil Futures Contract, and (c) forward contracts for oil;

(ii)	followed by investments in short positions in futures contracts for other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels, each of which are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges as well as cleared swap transactions and OTC swap contracts valued based on the foregoing; and

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

USOD will seek to invest in a combination of Oil Interests such that the daily changes in its NAV, measured in percentage terms, less USOD’s expenses, will track three times the inverse (-3x) of the daily changes in the price of the Benchmark Oil Futures Contract, also measured in percentage terms. As a specific benchmark, USCF will endeavor to place USOD’s trades in Oil Interests and otherwise manage USOD’s investments so that the difference between “A” and “B” will be plus/minus 0.30 percent (0.30%) of “B”, where:

•	A is the average daily percentage change in USOD’s per share NAV for any period of thirty (30) successive valuation days, i.e., any NYSE Arca trading day as of which USOD calculates its per share NAV, less USOD’s expenses; and
•	B is three times the inverse of the average daily percentage change in the price of the Benchmark Oil Futures Contract over the same period.

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

What is the Crude Oil Market?

USOU and USOD may purchase Oil Futures Contracts traded on the NYMEX that are based on light, sweet crude oil. It may also purchase contracts on the ICE Futures or other U.S. and foreign exchanges. The NYMEX contracts provide for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serves the diverse needs of the physical market. In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures. Brent crude oil is the price reference for two-thirds of the world’s traded oil. The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons). The ICE Futures also offers a West Texas Intermediate (“WTI”) crude oil futures contract which trades in units of 1,000 barrels. The WTI crude oil futures contract is cash settled against the prevailing market price for U.S. light sweet crude oil.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2018, USOU and USOD held 1,046 and 213 NYMEX WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2018, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2018, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Who are the Service Providers?

REX MLPshares, LLC (“REX”) is a single member limited liability company that was formed in the state of Delaware on December 3, 2015. It maintains its main business office at 44 Post Road West, Westport, CT 06880. REX is a wholly-owned subsidiary of REX Shares, LLC, a Delaware limited liability company (“REX Shares”). REX Shares creates and delivers intelligently engineered investment products and is based in Westport, Connecticut.

Pursuant to its agreement with USCF, REX provides services to USCF in connection with the development and launch of the Fund, the investment methodology, the appropriate benchmarks, and assisting with the strategy for satisfying the investment methodology.

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

Futures Commission Merchant

On July 6, 2017, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as FCM for USOU and USOD. This agreement requires RBC Capital to provide services to USOU and USOD in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased or sold by or through RBC Capital for the account of USOU and USOD. USOU and USOD each pay RBC Capital commissions for executing and clearing trades on behalf of USOU or USOD, as applicable.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661. RBC Capital is the futures clearing broker for USOU and USOD. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

RBC Capital is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC Capital’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC Capital with respect to issues raised in various investigations. RBC Capital complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC Capital is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC Capital complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC Capital has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC Capital is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC Capital’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC Capital contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC Capital cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC Capital believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC Capital.

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Exchange”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Exchange’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine.

On June 18, 2015, in connection with the Municipalities Continuing Disclosure Cooperation initiative of the SEC, the SEC commenced and settled an administrative proceeding against RBC Capital for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC Capital paid a fine of $500,000.

RBC Capital and certain affiliates were named as defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation, which was resolved in 2011. RBC Capital reached a final settlement with all parties in the civil litigation, and the civil action against RBC Capital was dismissed with prejudice on December 6, 2016.

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions, one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs, and an action filed in Israel remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals are being appealed.

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

Thornburg Mortgage Inc. (now known as “TMST”) and RBC Capital were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC Capital valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC Capital in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC Capital has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

On October 14, 2014, the Delaware Court of Chancery (the “Court of Chancery”) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US $93 million plus post judgment interest. RBC Capital appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital is cooperating with an investigation by the SEC relating to this matter. In particular, the SEC contended that RBC Capital caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Exchange Act and Rule 14A-9 thereunder. On August 31, 2016, RBC Capital was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

Please see RBC Capital’s Form BD, which is available on the FINRA BrokerCheck program, for more details.

RBC will act only as clearing broker for each Trust Series and as such will be paid commissions for executing and clearing trades on behalf of the Trust Series. RBC has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RBC will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or the Trust Series.

RBC is not affiliated with the Trust Series or USCF. Therefore, neither USCF nor the Trust Series believes that there are any conflicts of interest with RBC or its trading principals arising from its acting as the FCM for each Trust Series.

Currently, USCF does not employ commodity trading advisors for the trading of the contracts for each Trust Series. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI and CPER. If, in the future, USCF does employ commodity trading advisors for the Fund, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USOU and USOD

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.95%.(1)

BBH&Co., Custodian, Transfer Agent and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	Each Trust Series is contractually obligated to pay USCF a management fee based on daily net assets and paid monthly of 0.95%. Average daily net assets are calculated daily by taking the average of the total net assets of the Fund over the calendar year, i.e., the sum of daily total net assets divided by the number of calendar days in the year. On days when markets are closed, the total net assets are the total net assets from the last day when the market was open.

(2)	USCF pays this compensation.

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

Fees and Compensation Arrangements between USOU or USOD and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USOU and USOD
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USOU and USOD pay this compensation.

Expenses Paid or Accrued by USOU from Inception through December 31, 2018 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$89,235
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$50,550
Other Amounts Paid or Accrued(4):	$—
Total Expenses Paid or Accrued:	$139,785

(4)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOU from Inception through December 31, 2018 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.99% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.56% annualized
Other Amounts Paid or Accrued(5):	0.00% annualized
Total Expenses Paid or Accrued:	1.55% annualized

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOD from Inception through December 31, 2018 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$24,586
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$14,800
Other Amounts Paid or Accrued(6):	$—
Total Expenses Paid or Accrued:	$39,386

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOD from Inception through December 31, 2018 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	1.17% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.70% annualized
Other Amounts Paid or Accrued(7):	0.00% annualized
Total Expenses Paid or Accrued:	1.87% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Form of Shares

Registered Form. Shares are issued in registered form in accordance with the Trust Agreement. The Administrator has been appointed registrar and transfer agent for the purpose of transferring shares in certificated form. The Administrator keeps a record of all Shareholders and holders of the shares in certificated form in the registry (“Register”). USCF recognizes transfer of shares in certified form only if done in accordance with the Trust Agreement. The beneficial interests in such shares are held in book-entry form through participants and/or accountholders in the Depository Trust Company (“DTC”).

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

The Administrator will calculate the NAV of each Fund once each NYSE Arca trading day. The NAV for a normal trading day will be released after 4:00 p.m. Eastern time (“E.T.”). Trading during the Exchange’s Core Trading Session typically closes at 4:00 p.m. E.T. For futures contracts and options traded on exchanges the Administrator will use the closing or settlement price published by the applicable exchange or, in the case of a market disruption, the last traded price before settlement. In the case of the Benchmark Oil Futures Contract, the NYMEX closing price (determined at the earlier of the close of the NYMEX or 2:30 p.m. E.T.) for the contracts traded on the NYMEX will be used. Other investments’ values for purposes of determining the NAV for each Fund, including Treasuries, cash equivalents (other than money market funds), cleared and non-cleared swaps, forwards, options and swaps will be calculated by the Administrator using market quotations and market data, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. E.T. Money market funds will be valued at their end of day NAV. The Funds may hold cash in the form of U.S. dollars.

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

In addition, in order to provide updated information relating to the Fund for use by investors and market professionals, NYSE Arca will calculate and disseminate throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value will be calculated by using the prior day’s closing NAV per share of the Fund as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active light, sweet Oil Futures Contract on the NYMEX. The prices reported for the active Oil Futures Contract month are adjusted based on the prior day’s spread differential between settlement values for that contract and the spot month contract. In the event that the spot month contract is also the Benchmark Oil Futures Contract, the last sale price for the Benchmark Oil Futures Contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Fund’s investments. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Fund’s investments.

The indicative fund value will be disseminated on a per share basis every 15 seconds during regular NYSE core trading session hours of 9:30 a.m. New York time to 4:00 p.m. New York time. The normal trading hours of the NYMEX are 9:00 a.m. New York time to 2:30 p.m. New York time. This means that there will be a gap in time at the end of each day during which the Fund’s shares are traded on the NYSE Arca, but real-time NYMEX trading prices for oil futures contracts traded on the NYMEX are not available. During such gaps in time the indicative fund value will be calculated based on the end of day price of such Oil Futures Contracts from the NYMEX’s immediately preceding trading session. In addition, other Oil Futures Contracts, Other Oil-Related Investments and Treasuries held by the Fund will be valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments will not be included in the indicative fund value.

NYSE Arca will disseminate the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value will be published on NYSE Arca’ website and will be available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of the shares of the Fund on NYSE Arca. Investors and market professionals will be able throughout the trading day to compare the market price of the Fund and the indicative fund value. If the market price of the shares of the Fund diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades. For example, if the Fund appears to be trading at a discount compared to the indicative fund value, a market professional could buy shares of the Fund on NYSE Arca and sell short oil futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Fund and the indicative fund value and thus can be beneficial to all market participants.

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

Authorized Participants will be the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF. The Authorized Participant Agreement will provide the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by each Trust Series, without the consent of any limited partner or Shareholder or Authorized Participant. Authorized Participants pay a transaction fee equal to 0.04% of total NAV of the Creation Baskets to each Trust Series for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commission or other form of compensation or inducement of any kind from either the Trust Series or USCF, and no such person will have any obligation or responsibility to USCF or the Trust Series to effect any sale or resale of shares. As of December 31, 2018, 3 Authorized Participants had entered into agreements with USCF on behalf of USOU and USOD. During the year ended December 31, 2018, USOU issued 18 Creation Baskets and did not redeem any Redemption Baskets. During the year ended December 31, 2018, USOD issued 4 Creation Baskets and redeemed 1 Redemption Basket.

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

Creation Procedures

On any business day, an Authorized Participant may place an order with the Marketing Agent to create one or more baskets. For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when NYSE Arca or any futures exchange upon which a Benchmark Oil Futures Contract is traded is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on NYSE Arca, whichever is earlier. The day on which the Marketing Agent accepts a purchase order in satisfactory form and approves such order in accordance with the procedures set forth in the Authorized Participant Agreement is referred to as the purchase order date.

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

Redemption Procedures

The procedures by which an Authorized Participant will be able to redeem one or more baskets will mirror the procedures for the creation of baskets. On any business day, an Authorized Participant may place an order with the Marketing Agent to redeem one or more baskets. Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on NYSE Arca, whichever is earlier. A redemption order so received will be effective on the date it is received in satisfactory form and approved by the Marketing Agent (“Redemption Order Date”) in accordance with the procedures set forth in the Authorized Participant Agreement. The redemption procedures allow Authorized Participants to redeem baskets and do not entitle an individual shareholder to redeem any shares in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Participant.

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

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which NYSE Arca or any of the futures exchanges upon which a Benchmark Oil Futures Contract is traded is closed other than customary weekend or holiday closings, or trading on NYSE Arca or such futures exchanges is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the shareholders. For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of a Trust Series’ assets at an appropriate value to fund a redemption. If USCF has difficulty liquidating a Trust Series’ positions, e.g., because of a market disruption event in the futures markets or an unanticipated delay in the liquidation of a position in an over the counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of USCF, the Marketing Agent, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

As discussed above, Authorized Participants will be the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant will be under no obligation to create or redeem baskets, and an Authorized Participant will be under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on NYSE Arca, the NAV of the shares at the time the Authorized Participant purchased the Creation Baskets, the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments. Baskets will generally be redeemed when the price per share is at a discount to the NAV per share. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either a Trust Series or USCF and no such person has any obligation or responsibility to USCF or a Trust Series to effect any sale or resale of shares. Shares trade in the secondary market on NYSE Arca. Shares are expected to trade in the secondary market on NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Oil Futures Contract market and the market for Other Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for Oil Interests may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the shares may widen.

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

Investments

USCF will cause a Trust Series to transfer the proceeds of the sale of Creation Baskets to the Custodian or another custodian for use in trading activities. USCF will invest a Trust Series’ assets in Oil Interests. When a Trust Series purchases Oil Interests that are exchange-traded, the Trust Series will be required to deposit typically 5% to 30% with the FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under the Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on a Trust Series. USCF will invest a Trust Series’ assets that remain after margin and collateral is posted in Treasuries, cash and/or cash equivalents. Subject to these margin and collateral requirements, USCF has sole authority to determine the percentage of assets that will be:

•	held as margin or collateral with FCMs or other custodians;
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

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

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries. The CEA provides for varying degrees of regulation of commodity interest transactions depending upon: (1) the type of instrument being traded (e.g., contracts for future delivery, forwards, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (e.g., retail or eligible contract participant), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization.

The offer and sale of shares of each Trust Series, as well as shares of each Related Public Fund, is registered under the Securities Act. Each Trust Series and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms’ participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are discussed several key regulatory items that are relevant to the Trust Series. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. In addition, with regard to any other rules that the CFTC or SEC may adopt in the future, the effect of any such regulatory changes on a Trust Series is impossible to predict, but it could be substantial and adverse.

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

Intellectual Property

USCF owns trademark registrations for USCF (and Design) (U.S. Reg. No. 5127374) for “fund investment services,” in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “fund investment services,” in use since June 24, 2008, USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008, and INVEST IN WHAT’S REAL (U.S. Reg. No. 5450808) for “fund investment services,” in use since April 2016 USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A. Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Trust‘s and Trust Series’ financial statements and the related notes.

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

Because USCF anticipates it will “roll” a Trust Series’ positions in Oil Interests, it may be subject to the potential negative impact from rolling futures positions.

USCF anticipates it will “roll” a Trust Series’ positions in Oil Interests and, as a result, is subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of settlement. Once this date is reached, the futures contract “expires.” As the futures contracts held by a Trust Series near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” The Trust Series does not intend to hold futures contracts through expiration, but instead to “roll” its positions.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher futures prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is higher than the price of the more distant contract. This pattern of higher futures prices for shorter expiration futures contracts is referred to as “backwardation.”

The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect a Trust Series’ long positions, and positively affect a Trust Series’ short positions. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect a Trust Series’ short positions and positively affect a Trust Series’ long positions.

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. These extended periods have in the past and can in the future cause significant losses for a Trust Series, and the periods can have as much or more impact over time than movements in the level of Trust Series’ Benchmark Oil Futures Contract.

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

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. There is no historical evidence that the spot price of crude oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, a Fund cannot be expected to be automatically profitable during unfavorable periods in the case of USOU or favorable periods in the case of USOD for the stock market, or vice versa.

Historical performance of a Trust Series and the Benchmark Oil Futures Contract is not indicative of future performance.

Past performance of a Trust Series or the Benchmark Oil Futures Contract is not necessarily indicative of future results. Therefore, past performance of a Trust Series or the Benchmark Oil Futures Contract should not be relied upon in deciding whether to buy shares of a Trust Series.

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

The NAV of each Fund’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which crude oil is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which light, sweet crude oil trade may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light sweet crude market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which light, sweet crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

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

DCMs, such as the NYMEX and ICE Futures have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not currently applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that the Fund invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

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

The Funds do not limit the size of their offering and each Fund is committed to utilizing substantially all of its proceeds to purchase, in the case of USOU, or take short positions in, in the case of USOD, Oil Futures Contracts and Other Oil-Related Investments. If a Fund encounters accountability levels, position limits, or price fluctuation limits for Oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase, in the case of USOU, or take short positions in, in the case of USOD, Oil Futures Contracts on other exchanges that trade listed crude oil futures or enter into swaps or other transactions to meet its investment objective. In addition, if a Fund exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of such Fund’s shares and the price of the Benchmark Oil Futures Contract.

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

The impact of U.S. tax reform on the Trust Series is uncertain.

On December 22, 2017, H.R. 1, the bill formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law. The Tax Act substantially alters the U.S. federal tax system in a variety of ways, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the U.S. economy or the demand for and the price of commodities. As a result, it is possible that the Tax Act, as well as any U.S. Treasury regulations, administrative interpretations or court decisions interpreting the Tax Act and any future legislation related to tax reform, could have unexpected or negative impacts on a Trust Series and some or all of its shareholders. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in a Trust Series.

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

Other Risks

NYSE Arca may halt trading in each Fund’s shares, which would adversely impact an investor’s ability to sell shares.

Each Fund’s shares are listed for trading on NYSE Arca under the market symbol “USOU” for USOU and “USOD” for USOD. Trading in shares may be halted due to market conditions or, in light NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of a Fund’s shares will continue to be met or will remain unchanged.

The lack of an active trading market for Fund shares may result in losses on an investor’s investment in such Fund at the time the investor sells the shares.

Although each Fund’s shares are listed and traded on NYSE Arca, there can be no guarantee that an active trading market for the shares will be maintained. If an investor needs to sell shares at a time when no active trading market for them exists, the price the investor receives upon sale of the shares, assuming they were able to be sold, likely would be lower than if an active market existed.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on the Funds, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

USCF’s Limited Liability Agreement (“LLC Agreement”) provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, Wainwright Holdings, Inc. (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies Inc. (“Concierge”), a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are, also executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable exchange and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies Inc., a company publicly traded under the ticker symbol “CNCG”. Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, own the majority of shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and the Funds, including their regulatory obligations.

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

Each Trust Series is subject to extensive regulatory reporting and compliance.

Each Trust Series is subject to a comprehensive scheme of regulation under the federal commodities and securities laws. Each Trust Series could be subject to sanctions for a failure to comply with those requirements, which could adversely affect its financial performance (in the case of financial penalties) or ability to pursue its investment objective (in the case of a limitation on its ability to trade).

Because the shares of each Trust Series’ are publicly traded, each Trust Series is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. Each Trust Series ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

Each Trust Series is responsible for establishing and maintaining adequate internal control over financial reporting. Each Trust Series’ internal control system is designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation.

Regulatory changes or actions, including the implementation of new legislation is impossible to predict but may significantly and adversely affect the Funds.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the commodities markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on the Funds is impossible to predict, but it could be substantial and adverse.

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

Each Fund will seek to achieve its investment objective by primarily investing or taking short positions, as applicable, in futures contracts for light, sweet crude oil that are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges (collectively, “Oil Futures Contracts”).

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
(ii)	followed by investments or taking short positions, as applicable, in futures contracts for other types of crude oil, diesel-heating oil, gasoline, natural gas, and other petroleum-based fuels, each of which are traded on the NYMEX, ICE Futures or other U.S. and foreign exchanges as well as cleared swap transactions and OTC swap contracts valued based on the foregoing; and
(iii)	finally, invest in exchange-traded cash settled options on Oil Futures Contracts.

All such other investments are referred to as “Other Oil-Related Investments” and, together with Oil Futures Contracts, are “Oil Interests.”

None of the commodity-based derivatives noted above are considered to be “securities” as defined by Section 2(a)(1) of the Securities Act of 1933 or under the Securities Exchange Act of 1934. Moreover, these types of commodity-based derivatives have not been interpreted as being securities under the 1940 Act by the SEC in no action letters or other interpretive notices, or pursuant to the jurisdictional accord between the SEC and the Commodity Futures Trading Commission. In addition, the cash, cash equivalents and Treasuries are not “investment securities” for purposes of determining whether or not an entity is an investment company required to be registered under the 1940 Act. As a result, the Funds will not be investing in securities and neither Fund will be considered an “investment company” for purposes of the 1940 Act.

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

Each Fund is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF’s officers, directors and employees do not devote their time exclusively to such Fund. These persons are directors, officers or employees of other entities that may compete with such Fund for their services. They could have a conflict between their responsibilities to a Fund and to those other entities. As a result of these and other relationships, parties involved with each Fund have a financial incentive to act in a manner other than in the best interests of such Fund and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

The Funds may also be subject to certain conflicts with respect to the FCM, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third-party accounts traded through the FCM.

In addition, USCF's principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as the Funds trades using the clearing broker to be used by the Funds. A potential conflict also may occur if USCF's principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by the Funds.

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

The Trust Series may potentially lose money on its holdings of money market mutual funds.

The SEC adopted amendments to Rule 2a-7 under the 1940 Act which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as the Trust Series. A portion of the assets of each Fund that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. No Trust Series holds any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, neither Trust Series anticipates investing in any non-government MMFs. However, if a Trust Series invests in other types of MMFs besides government MMFs in the future, such Trust Series could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and a Trust Series may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. A Trust Series cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

As of December 31, 2018, USOU and USOD had approximately 3,083 and 787 holders of shares, respectively.

Dividends

No Trust Series has made and no Trust Series currently intends to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

USOU

USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU did not redeem any baskets for the three and twelve months ended December 31, 2018, respectively. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/18 to 10/31/18	—	—
11/1/18 to 11/30/18	—	—
12/1/18 to 12/31/18	—	—
Total	—

USOD

USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD did not redeem any baskets and redeemed 1 basket (comprising 50,000 shares) for the three and twelve months ended December 31, 2018, respectively. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/18 to 10/31/18	—	—
11/1/18 to 11/30/18	—	—
12/1/18 to 12/31/18	—	—
Total	—

Item 6. Selected Financial Data.

Financial Highlights for USOU (for the year ended December 31, 2018 and for the period from commencement of operations (July 20, 2017) through December 31, 2017)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Total assets	$15,836	$4,487
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(11,098)	$1,986
Net income (loss)	$(11,072)	$1,984
Weighted average shares	165,656	100,040
Net income (loss) per share	$(29.01)	$19.83
Net income (loss) per weighted average share	$(66.83)	$19.83
Cash and cash equivalents at end of period	$3,514	$1,201

* Commencement of operations, July 20, 2017.

Financial Highlights for USOD (for the year ended December 31, 2018 and for the period from commencement of operations (July 20, 2017) through December 31, 2017)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Total assets	$3,222	$1,122
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$1,227	$(1,377)
Net income (loss)	$1,231	$(1,380)
Weighted average shares	170,451	100,040
Net income (loss) per share	$1.67	$(13.79)
Net income (loss) per weighted average share	$7.22	$(13.79)
Cash and cash equivalents at end of period	$449	$844

* Commencement of operations, July 20, 2017.

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

USOU’s shares began trading on July 20, 2017. As of December 31, 2018, USOU held 1,046 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of December 31, 2018, USOD held 213 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. DCMs, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which is not currently applicable to the Trust Series’ investments) may hold, own or control. These levels and position limits apply to the futures contracts that each of the Trust Series invests in to meet its respective investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of December 31, 2018, USOU and USOD held 1,046 and 213 NYMEX WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2018, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2018, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has yet to finalize its margin rules.

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2018. The price of the Benchmark Oil Futures Contract started the year at $60.42 per barrel. The high of the year was on October 3, 2018 when the price reached $76.41 per barrel. The low of the year was on December 24, 2018 when the price dropped to $42.53 per barrel. The year ended with the Benchmark Oil Futures Contract at $45.41 per barrel, a decrease of approximately (24.84)% over the year. USOU’s per share NAV began the year at $44.83 and ended the year at $15.82 on December 31, 2018, a decrease of approximately (64.71)% over the year. USOU’s per share NAV reached its high for the year on October 3, 2018 at $91.22 and reached its low for the year on December 24, 2018 at $13.31. USOD’s per share NAV began the year at $11.21 and ended the year at $12.88 on December 31, 2018, an increase of approximately 14.90% over the year. USOD’s per share NAV reached its high for the year on December 24, 2018 at $16.65 and reached its low for the year on October 3, 2018 at $3.66. The Benchmark Oil Futures Contract prices listed above began with the February 2018 contracts and ended with the February 2019 contracts. The decrease of approximately (24.84)% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USOU and USOD seeks to track, which are more fully described below in the section titled “Tracking Each Trust Series' Benchmark.”

During the year ended December 31, 2018, the crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month crude oil futures contract is typically lower than the price of the next month crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month crude oil futures contract is typically higher than the price of the next month crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of December 31, 2018, USOU had issued 1,000,040 shares, 1,000,040 of which were outstanding. As of December 31, 2018, there were 29,000,000 remaining shares registered but not yet issued.

More shares may have been issued by USOU than are outstanding due to the redemption of shares. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of December 31, 2018, USCF held 40 shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of December 31, 2018, USOD had issued 300,040 shares, 250,040 of which were outstanding. As of December 31, 2018, there were 29,700,000 remaining shares registered but not yet issued.

More shares may have been issued by USOD than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2018, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC, Merrill Lynch Professional Clearing Corp. and Virtu Americas

For the Year Ended December 31, 2018 Compared to the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*

USOU

	For the Year Ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Per share net asset value, end of period	$15.82	$44.83
Average daily total net assets	$7,584,990	$3,167,564
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$92,104	$13,740
Annualized yield based on average daily total net assets	1.21%	0.97%
Management fee	$72,057	$17,178
Total fees and other expenses excluding management fees	$42,681	$7,869
Total commissions accrued to brokers	$42,681	$7,869
Total commissions as annualized percentage of average total net assets	0.56%	0.55%
Commissions accrued as a result of rebalancing	$39,609	$7,371
Percentage of commissions accrued as a result of rebalancing	92.80%	93.67%
Commissions accrued as a result of creation and redemption activity	$3,072	$498
Percentage of commissions accrued as a result of creation and redemption activity	7.20%	6.33%

* Inception date, July 20, 2017.

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

The decrease in the per share NAV for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017, was due to increase in values of the Futures Contracts held by USOU.

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017 was due primarily to a full year of operations for 2018 and USOU’s larger size as measured by total net assets.

The increase in USOU's total commissions accrued to brokers for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017, was due primarily to a higher number of contracts traded.

USOD

	For the Year Ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Per share net asset value, end of period	$12.88	$11.21
Average daily total net assets	$1,284,877	$1,828,214
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$15,707	$7,972
Annualized yield based on average daily total net assets	1.22%	0.97%
Management fee	$12,206	$12,380
Total fees and other expenses excluding management fees	$8,980	$5,820
Total commissions accrued to brokers	$8,980	$5,820
Total commissions as annualized percentage of average total net assets	0.70%	0.71%
Commissions accrued as a result of rebalancing	$8,452	$5,313
Percentage of commissions accrued as a result of rebalancing	94.12%	91.29%
Commissions accrued as a result of creation and redemption activity	$528	$507
Percentage of commissions accrued as a result of creation and redemption activity	5.88%	8.71%

* Inception date, July 20, 2017.

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

The increase in the per share NAV for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017, was due to decrease in values of the Futures Contracts held by USOD.

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017 was due primarily to a full year of operations for 2018.

The increase in USOD's total commissions accrued to brokers for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017, was due primarily to a higher number of contracts traded.

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

USOU

	For the three months ended December 31, 2018	For the three months ended December 31, 2017
Per share net asset value, end of period	$15.82	$44.83
Average daily total net assets	$10,695,690	$3,574,495
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$34,420	$9,032
Annualized yield based on average daily total net assets	1.28%	1.00%
Management fee	$25,611	$10,127
Total fees and other expenses excluding management fees	$20,805	$4,505
Total commissions accrued to brokers	$20,805	$4,505
Total commissions as annualized percentage of average total net assets	0.77%	0.50%
Commissions accrued as a result of rebalancing	$18,097	$4,505
Percentage of commissions accrued as a result of rebalancing	86.98%	100.00%
Commissions accrued as a result of creation and redemption activity	$2,708	$—
Percentage of commissions accrued as a result of creation and redemption activity	13.02%	—%

The decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to decrease in values of the Futures Contracts held by USOU.

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017 was due primarily to USOU’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to a higher number of contracts traded.

USOD

	For the three months ended December 31, 2018	For the three months ended December 31, 2017
Per share net asset value, end of period	$12.88	$11.21
Average daily total net assets	$2,016,746	$1,510,504
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$5,885	$3,990
Annualized yield based on average daily total net assets	1.16%	1.05%
Management fee	$4,829	$5,108
Total fees and other expenses excluding management fees	$4,306	$2,411
Total commissions accrued to brokers	$4,306	$2,411
Total commissions as annualized percentage of average total net assets	0.85%	0.63%
Commissions accrued as a result of rebalancing	$3,923	$2,411
Percentage of commissions accrued as a result of rebalancing	91.11%	100.00%
Commissions accrued as a result of creation and redemption activity	$383	$—
Percentage of commissions accrued as a result of creation and redemption activity	8.89%	—%

The increase in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to increase in values of the Futures Contracts held by USOD.

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

The increase in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017 was due primarily to USOD’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to a higher number of contracts traded.

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

For the 30 valuation days ended December 31, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was (2.004)% for USOU and 2.004% for USOD, while the simple average daily change in the per share NAV of USOU and USOD over the same time period was (2.008)% and 1.991%, respectively. The average daily difference for USOU was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%) and for USOD it was (0.013)% (or (1.3) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.011% for USOU and was 0.333% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark times three tracking goal.

Since the commencement of the offering of USOU and USOD’s shares to the public on July 20, 2017 to December 31, 2018, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.031% for USOU and (0.031)% for USOD, while the simple average daily change in the per share NAV of USOU over the same time period was 0.030% and for USOD it was (0.034)%. The average daily difference for USOU was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%) and for USOD was (0.003)% (or (0.3) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.064% for USOU and was (0.020)% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal multiplied by three.

The following two graphs demonstrate the correlation between the changes in USOU’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2018. The second graph measures monthly changes since inception on July 20, 2017 through December 31, 2018.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following two graphs demonstrate the correlation between the changes in USOD’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2018. The second graph measures monthly changes since inception on July 20, 2017 through December 31, 2018.

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

For USOU, for the year ended December 31, 2018, the actual total return of USOU as measured by changes in its per share NAV was (64.71)%. This is based on an initial per share NAV of $44.83 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $15.82. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $15.88 as of December 31, 2018, for a total return over the relevant time period of (64.58)%. The difference between the actual per share NAV total return of USOU of (64.71)% and the expected total return based on the Benchmark Oil Futures Contract times three of (64.58)% was an error over the time period of (0.13)%, which is to say that USOU’s actual total return underperformed its benchmark by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the period ended December 31, 2017, the actual total return of USOU as measured by changes in its per share NAV was 79.32%. This was based on an initial per share NAV of $25.00 as of July 20, 2017 and an ending per share NAV as of December 31, 2017 of $44.83. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $43.36 as of December 31, 2017, for a total return over the relevant time period of 73.44%. The difference between the actual per share NAV total return of USOU of 79.32% and the expected total return based on the Benchmark Oil Futures Contract of 73.44% was an error over the time period of 5.88%, which is to say that USOU’s actual total return outperformed its benchmark by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USOU to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

For USOD, for the year ended December 31, 2018, the actual total return of USOD as measured by changes in its per share NAV was 14.90%. This is based on an initial per share NAV of $11.21 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $12.88. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $12.92 as of December 31, 2018, for a total return over the relevant time period of 15.25%. The difference between the actual per share NAV total return of USOD of 14.90% and the expected total return based on the Benchmark Oil Futures Contract times three of 15.25% was an error over the time period of (0.35)%, which is to say that USOD’s actual total return underperformed its benchmark by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the period ended December 31, 2017, the actual total return of USOD as measured by changes in its per share NAV was (55.16)%. This was based on an initial per share NAV of $25.00 as of July 20, 2017 and an ending per share NAV as of December 31, 2017 of $11.21. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $8.86 as of December 31, 2017, for a total return over the relevant time period of (64.56)%. The difference between the actual per share NAV total return of USOD of (55.16)% and the expected total return based on the Benchmark Oil Futures Contract of (64.56)% was an error over the time period of 9.40%, which is to say that USOD’s actual total return outperformed its benchmark by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USOU or USOD's ability to accurately track Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD's attempt to track the Benchmark Oil Futures Contract over time.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU or USOD are not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD's NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses, USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by USOU or USOD may continue to be lower than interest earned by USOU or USOD. As such, USCF anticipates that each of USOU or USOD will continue to outperform its benchmark as long as interest earned at least equals or declines below the fees and expenses paid by USOU or USOD, respectively.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2018, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

An investment in a portfolio that owned only the near month crude oil futures contract would likely produce a different result than an investment in a portfolio that owned an equal number of each of the near 12 months’ of crude oil futures contracts. Generally speaking, when the crude oil futures market is in backwardation, a portfolio of only the near month crude oil futures contract may tend to have a higher total return than a portfolio of 12 months’ of the crude oil futures contract. Conversely, if the crude oil futures market was in contango, the portfolio containing only 12 months’ of crude oil futures contracts may tend to outperform the portfolio holding only the near month crude oil futures contract

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market remained in contango at the end of 2018.

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

Crude Oil Market. During the year ended December 31, 2018, crude oil prices traded in a range between $42.53 to $76.41. Crude rose over 26% from the end of 2017 through October 3, 2018 before declining $31.00 to end the year down 24.84%. As of the end of the fourth quarter of 2018, U.S. crude storage was 1% higher than a year ago, and 7% higher than the five-year average level. However, storage levels are still almost 18% lower than the all-time high set in 2017. During the fourth quarter of 2018, prices fell 38.01% from$73.25 to $45.41. The drastic price reversal in the fourth quarter of 2018 occurred as U.S. production grew by 600,000 barrels per day, to total output of 11,700,000 barrels per day by December 31, 2018. Simultaneously, OPEC nations, particularly Saudi Arabia, reduced over-compliance with previously agreed upon supply cuts to avoid an overheated market. OPEC, which was under pressure from the U.S. and anticipating significant supply coming off the market once Iran sanctions took effect, sought to prevent undersupply. Instead, when the U.S. granted sanction waivers to a number of nations, OPEC discovered that it had inadvertently contributed to oversupply and was forced to reverse course at their semi-annual meeting in late November 2018. The announced cuts in production did not have a noticeable effect during the last month of 2018 and oil market participants were bearish given turmoil in equity markets, ongoing trade conflicts between the U.S. and China, and an impending U.S. government shutdown.

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

For the ten-year time period between December 31, 2008 and December 31, 2018, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, limited to no correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
December 31, 2008 – December 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.252)	0.962	0.333	0.365	0.078	0.385
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.312)	(0.294)	0.035	(0.347)
Global Equities (FTSE World Index)			1.000	0.381	0.410	0.095	0.446
Unleaded Gasoline				1.000	0.672	0.000	0.632
Diesel-Heating Oil					1.000	0.094	0.761
Natural Gas						1.000	0.073
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended December 31, 2018, movements of crude oil displayed strong correlation with diesel-heating oil and unleaded gasoline and limited to negative correlation with movements with large cap U.S. equities, U.S. Government bonds, global equities, and strong negative correlation to natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended December 31, 2018*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.076)	0.960	0.307	0.082	0.102	0.198
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.217)	(0.066)	(0.125)	0.482	(0.329)
Global Equities (FTSE World Index)			1.000	0.385	0.146	0.044	0.270
Unleaded Gasoline				1.000	0.798	(0.531)	0.834
Diesel-Heating Oil					1.000	(0.601)	0.844
Natural Gas						1.000	(0.663)
Crude Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing the Trust Series' financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by the Trust Series for its Oil Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, the Trust Series estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

On September 4, 2018, the Trust, and USOD, a series of the Trust, received a notice from the NYSE Arca, notifying the Trust that USOD was not in compliance with the requirement under Rule 8.200E(d)(2)(c) that USOD meet the NYSE Arca’s continued listing standard to maintain a market value of not less than $1,000,000. USOD received an initial six-month period (the “Cure Period”) to regain compliance with Rule 8.200E(d)(2)(c), after the Trust submitted, and NYSE Arca accepted, a written response describing USOD’s plan to cure the deficiency during the Cure Period. To regain compliance during the Cure Period, USOD was required to demonstrate that it had a market value of $1,000,000 or more for thirty or more trading days. On November 21, 2018, USOD received a notice from NYSE Arca that it had regained compliance with NYSE Arca’s continued listing standard by maintaining a market value of not less than $1,000,000 for thirty or more trading days.

USOD remained in compliance from such date through December 31, 2018. However, there can be no assurance that USOD will continue to be in compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements in the future. See “Item 1A. Risk Factors - Other Risks" - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series' NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2018, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the period from commencement of operations on July 20, 2017 to December 31, 2017, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, a Trust Series' NAV will be negatively impacted.

Each Trust Series' investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2018, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of the Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each such Trust Series to limit its credit exposure. An FCM, when acting on behalf of the Trust Series in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to the Trust Series, all assets of the Trust Series relating to domestic Oil Futures Contracts trading. FCMs are not allowed to commingle the Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account the Trust Series' assets related to foreign Oil Futures Contracts trading.

In the future, each Trust Series may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2018, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $18,936,552 and $2,514,153 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2018, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of December 31, 2018 and have no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2018, FCM fees were approximately 0.56% of average daily total net assets for USOU and approximately 0.70% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

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

As of December 31, 2018, USOU's portfolio consisted of 1,046 WTI Crude Oil Futures CL contracts traded on the NYMEX and USOD's portfolio consisted of 213 WTI Crude Oil Futures CL contracts traded on the NYMEX. For a list of each of USOU and USOD's current holdings, please see www.uscfinvestments.com. See “Portfolio Holdings” for a complete list of Futures Contracts held by each of USOU and USOD during the year ended December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

Each of USOU and USOD is exposed to commodity price risk. In particular, each of USOU and USOD is exposed to crude oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Oil Futures Contracts that each of USOU and USOD holds in its portfolio, as described in “Contractual Obligations" under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of the shares of USOU and USOD, respectively.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF's board of directors (the "Board"). Furthermore, USCF on behalf of the Trust and the Funds only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USCF will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the reporting period of this annual report on Form 10-K, each Trust Series limited its OTC activities to EFRP transactions.

Each Trust Series anticipates that the use of Other Oil-Related Investments together with its investments in Oil Futures Contracts will produce price and total return results that closely track the investment goals of such Trust Series. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Oil Futures Contracts, which may impact a Trust Series' ability to successfully track its Applicable Index/Benchmark Oil Futures Contracts.

Item 8. Financial Statements and Supplementary Data.

USCF Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	81

Report of Independent Registered Public Accounting Firm.	82

Statements of Financial Condition at December 31, 2018 and 2017.	83

Schedules of Investments at December 31, 2018 and 2017.	86

Statements of Operations for the year ended December 31, 2018 and the period ended December 31, 2017.	90

Statements of Changes in Capital for the year ended December 31, 2018 and the period ended December 31, 2017 and Statements of Changes in Shares Outstanding for the year ended December 31, 2018 and the period ended December 31, 2017.	93

Statements of Cash Flows for the year ended December 31, 2018 and the period ended December 31, 2017.	96

Notes to Financial Statements for the year ended December 31, 2018 and the period ended December 31, 2017.	99

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust's and each Trust Series’ internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2018, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

USCF Funds Trust

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of USCF Funds Trust (the “Trust”) and its Series including United States 3x Oil Fund and United States 3x Short Oil Fund, in total and for each Series as of December 31, 2018 and 2017, including the schedule of investments as of December 31, 2018 and 2017, the related statements of operations, changes in capital, changes in shares outstanding and cash flows for the year ended December 31, 2018 and for the period from the commencement of operations (July 20, 2017) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from the commencement of operations (July 20, 2017) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Trust’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Trust’s and its Series’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust and its Series in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust and its Series are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s and its Series’ internal control over financial reporting. Accordingly, we express no such opinion.

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

Denver, Colorado

March 26, 2019

USCF Funds Trust

Statements of Financial Condition

At December 31, 2018 and 2017

United States 3x Oil Fund
	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $3,514,228 and $1,200,864, respectively) (Notes 2 and 6)	$3,514,228	$1,200,864
Equity in trading accounts:
Cash and cash equivalents (at cost $15,422,324 and $2,579,835, respectively)	15,422,324	2,579,835
Unrealized gain (loss) on open commodity futures contracts	(3,899,053)	703,240
Receivable for shares sold	791,592	—
Dividends receivable	2,820	—
Interest receivable	4,127	2,708
ETF transaction fees receivable	317	—
Other assets	—	848

Total assets	$15,836,355	$4,487,495

Liabilities and Capital
Management fees payable (Note 4)	$9,129	$2,850
Brokerage commissions payable	2,630	—

Total liabilities	11,759	2,850

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	15,823,596	4,483,645
Total Capital	15,824,596	4,484,645

Total liabilities and capital	$15,836,355	$4,487,495

Shares outstanding	1,000,040	100,040
Net asset value per share	$15.82	$44.83
Market value per share	$16.30	$42.99

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Financial Condition

At December 31, 2018 and 2017

United States 3x Short Oil Fund
	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $448,603 and $844,143, respectively) (Notes 2 and 6)	$448,603	$844,143
Equity in trading accounts:
Cash and cash equivalents (at cost $2,065,550 and $470,939, respectively)	2,065,550	470,939
Unrealized gain (loss) on open commodity futures contracts	706,174	(194,060)
Dividends receivable	553	—
Interest receivable	1,170	576
Other assets	—	848

Total assets	$3,222,050	$1,122,446

Liabilities and Capital
Management fees payable (Note 4)	$1,858	$1,399
Brokerage commissions payable	535	—

Total liabilities	2,393	1,399

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	3,218,657	1,120,047
Total Capital	3,219,657	1,121,047

Total liabilities and capital	$3,222,050	$1,122,446

Shares outstanding	250,040	100,040
Net asset value per share	$12.88	$11.21
Market value per share	$12.52	$11.32

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Financial Condition

At December 31, 2018 and 2017

USCF Funds Trust
	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $3,962,831 and $2,047,007, respectively) (Notes 2 and 6)	$3,962,831	$2,047,007
Equity in trading accounts:
Cash and cash equivalents (at cost $17,487,874 and $3,050,774, respectively)	17,487,874	3,050,774
Unrealized gain (loss) on open commodity futures contracts	(3,192,879)	509,180
Receivable for shares sold	791,592	—
Dividends receivable	3,373	—
Interest receivable	5,297	3,284
ETF transaction fees receivable	317	—
Other assets	—	1,696

Total assets	$19,058,405	$5,611,941

Liabilities and Capital
Management fees payable (Note 4)	$10,987	$4,249
Brokerage commissions payable	3,165	—

Total liabilities	14,152	4,249

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000	4,000
Shareholders	19,042,253	5,603,692
Total Capital	19,044,253	5,607,692

Total liabilities and capital	$19,058,405	$5,611,941

Shares outstanding	1,250,080	200,080

See accompanying notes to financial statements.

USCF Funds Trust
Schedule of Investments
At December 31, 2018

United States 3x Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2019 contracts, expiring January 2019*	$51,397,913	1,046	$(3,899,053)	(24.64)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.10%, 1/03/2019	$50,000	$49,994	0.32
2.10%, 1/10/2019	100,000	99,948	0.63
2.15%, 1/24/2019	50,000	49,932	0.32
2.19%, 2/14/2019	50,000	49,867	0.32
2.20%, 2/21/2019	50,000	49,846	0.32
2.24%, 2/28/2019	50,000	49,822	0.32
2.38%, 3/07/2019	100,000	99,575	0.63
2.28%, 3/14/2019	50,000	49,775	0.31
2.33%, 3/21/2019	50,000	49,748	0.31
2.34%, 3/28/2019	100,000	99,448	0.63
2.37%, 4/04/2019	50,000	49,697	0.31
2.42%, 4/18/2019	50,000	49,644	0.31
2.46%, 5/02/2019	50,000	49,592	0.31
2.47%, 5/09/2019	50,000	49,567	0.31
2.50%, 5/23/2019	100,000	99,028	0.63
2.49%, 5/30/2019	50,000	49,491	0.31
2.51%, 6/06/2019	100,000	98,928	0.63
2.49%, 6/27/2019	50,000	49,395	0.31
Total Treasury Obligations		1,143,297	7.23

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	109,000	109,000	0.69
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,950,000	1,950,000	12.32
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	260,000	260,000	1.64
Total Money Market Funds		2,319,000	14.65
Total Cash Equivalents		$3,462,297	21.88

*	Collateral amounted to $15,422,324 on open futures contracts.

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

USCF Funds Trust
Schedule of Investments
At December 31, 2018

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2019 contracts, expiring January 2019*	(10,378,504)	213	$706,174	21.93

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.20%, 2/21/2019	$50,000	$49,845	1.55
2.37%, 4/04/2019	50,000	49,697	1.54
2.47%, 5/09/2019	50,000	49,567	1.54
2.50%, 5/23/2019	50,000	49,514	1.54
2.51%, 6/06/2019	50,000	49,464	1.53
Total Treasury Obligations		248,087	7.70

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	5,000	5,000	0.16
Goldman Sachs Financial Square Funds - Government Fund - Class FS	300,000	300,000	9.32
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	40,000	40,000	1.24
Total Money Market Funds		345,000	10.72
Total Cash Equivalents		$593,087	18.42

*	Collateral amounted to $2,065,550 on open futures contracts.

See accompanying notes to financial statements.

USCF Funds Trust
Schedule of Investments
At December 31, 2017

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2018 contracts, expiring January 2018*	(3,129,040)	55	$(194,060)	(17.31)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.12%, 2/15/2018	$50,000	$49,931	4.46
1.10%, 2/22/2018	50,000	49,921	4.45
1.09%, 3/01/2018	50,000	49,911	4.45
1.16%, 3/22/2018	50,000	49,872	4.45
1.17%, 3/29/2018	50,000	49,859	4.45
1.19%, 4/05/2018	100,000	99,691	8.89
1.23%, 4/19/2018	50,000	49,818	4.45
1.32%, 5/10/2018	50,000	49,765	4.44
1.43%, 5/31/2018	50,000	49,704	4.43
1.45%, 6/07/2018	50,000	49,686	4.43
Total Treasury Obligations		548,158	48.90

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	250,000	250,000	22.30
Goldman Sachs Financial Square Funds - Government Fund - Class FS	290,000	290,000	25.87
Total Money Market Funds		540,000	48.17
Total Cash Equivalents		$1,088,158	97.07

*	Collateral amounted to $470,939 on open futures contracts.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Operations

For the year ended December 31, 2018 and the period ended December 31, 2017*

United States 3x Oil Fund

	Year ended December 31, 2018	Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(6,453,505)	$1,290,712
Change in unrealized gain (loss) on open futures contracts	(4,602,293)	703,240
Dividend income	14,308	—
Interest income**	77,796	13,740
ETF transaction fees	6,919	1,000

Total income (loss)	(10,956,775)	2,008,692

Expenses
Management fees (Note 4)	72,057	17,178
Brokerage commissions	42,681	7,869

Total expenses	114,738	25,047

Net income (loss)	$(11,071,513)	$1,983,645
Net income (loss) per share	$(29.01)	$19.83
Net income (loss) per weighted average share	$(66.83)	$19.83
Weighted average shares outstanding	165,656	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Operations

For the year ended December 31, 2018 and the period ended December 31, 2017*

United States 3x Short Oil Fund

	Year ended December 31, 2018	Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$335,535	$(1,176,665)
Change in unrealized gain (loss) on open futures contracts	900,234	(194,060)
Realized gain (loss) on short-term investments	(25)	—
Dividend income	1,946	—
Interest income**	13,761	7,972
ETF transaction fees	640	1,000

Total income (loss)	1,252,091	(1,361,753)

Expenses
Management fees (Note 4)	12,206	12,380
Brokerage commissions	8,980	5,820

Total expenses	21,186	18,200

Net income (loss)	$1,230,905	$(1,379,953)
Net income (loss) per share	$1.67	$(13.79)
Net income (loss) per weighted average share	$7.22	$(13.79)
Weighted average shares outstanding	170,451	100,040

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Operations

For the year ended December 31, 2018 and the period ended December 31, 2017*

USCF Funds Trust

	Year ended December 31, 2018	Period ended December 31, 2017*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(6,117,970)	$114,047
Change in unrealized gain (loss) on open futures contracts	(3,702,059)	509,180
Realized gain (loss) on short-term investments	(25)	—
Dividend income	16,254	—
Interest income**	91,557	21,712
ETF transaction fees	7,559	2,000

Total income (loss)	(9,704,684)	646,939

Expenses
Management fees (Note 4)	84,263	29,558
Brokerage commissions	51,661	13,689

Total expenses	135,924	43,247

Net income (loss)	$(9,840,608)	$603,692

* Commencement of operations, July 20, 2017.

** Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2018 and the period ended December 31, 2017*

United States 3x Oil Fund

	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	1,983,645	1,983,645

Balances, at December 31, 2017	1,000	4,483,645	4,484,645
Additions	—	22,411,464	22,411,464
Net income (loss)	—	(11,071,513)	(11,071,513)

Balances, at December 31, 2018	$1,000	$15,823,596	$15,824,596

Statements of Changes in Shares Outstanding
For the year ended December 31, 2018 and the period ended December 31, 2017*

	Sponsor	Shareholders	Total
Shares Outstanding, at July 20, 2017*	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	900,000	900,000
Redemptions	—	—	—
Shares Outstanding, at December 31, 2018	40	1,000,000	1,000,040

Net Asset Value Per Share:
At July 20, 2017*			$25.00
At December 31, 2017			$44.83
At December 31, 2018			$15.82

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2018 and the period ended December 31, 2017*

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	(1,379,953)	(1,379,953)

Balances, at December 31, 2017	1,000	1,120,047	1,121,047
Additions	—	1,240,145	1,240,145
Redemptions	—	(372,440)	(372,440)
Net income (loss)	—	1,230,905	1,230,905

Balances, at December 31, 2018	$1,000	$3,218,657	$3,219,657

Statements of Changes in Shares Outstanding
For the year ended December 31, 2018 and the period ended December 31, 2017*

	Sponsor	Shareholders	Total
Shares Outstanding, at July 20, 2017*	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	200,000	200,000
Redemptions	—	(50,000)	(50,000)
Shares Outstanding, at December 31, 2018	40	250,000	250,040

Net Asset Value Per Share:
At July 20, 2017*			$25.00
At December 31, 2017			$11.21
At December 31, 2018			$12.88

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Changes in Capital

For the year ended December 31, 2018 and the period ended December 31, 2017*

USCF Funds Trust

	Sponsor	Shareholders	Total

Balances, at July 20, 2017*	$—	$—	$—
Additions	4,000	5,000,000	5,004,000
Net income (loss)	—	603,692	603,692

Balances, at December 31, 2017	4,000	5,603,692	5,607,692
Additions	—	23,651,609	23,651,609
Redemptions	(2,000)	(372,440)	(374,440)
Net income (loss)	—	(9,840,608)	(9,840,608)

Balances, at December 31, 2018	$2,000	$19,042,253	$19,044,253

Statements of Changes in Shares Outstanding
For the year ended December 31, 2018 and the period ended December 31, 2017*

	Sponsor	Shareholders	Total
Shares Outstanding, at July 20, 2017*	—	—	—
Additions	80	200,000	200,080
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	80	200,000	200,080
Additions	—	1,100,000	1,100,000
Redemptions	—	(50,000)	(50,000)
Shares Outstanding, at December 31, 2018	80	1,250,000	1,250,080

* Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Cash Flows

For the year ended December 31, 2018 and the period ended December 31, 2017*

United States 3x Oil Fund

	Year ended December 31, 2018	Period ended December 31, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$(11,071,513)	$1,983,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	4,602,293	(703,240)
(Increase) decrease in dividends receivable	(2,820)	—
(Increase) decrease in interest receivable	(1,419)	(2,708)
(Increase) decrease in ETF transaction fees receivable	(317)	—
(Increase) decrease in other assets	848	(848)
Increase (decrease) in management fees payable	6,279	2,850
Increase (decrease) in brokerage commissions payable	2,630	—
Net cash provided by (used in) operating activities	(6,464,019)	1,279,699

Cash Flows from Financing Activities:
Addition of shares	21,619,872	2,501,000
Redemption of shares	—	—
Net cash provided by (used in) financing activities	21,619,872	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	15,155,853	3,780,699

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	3,780,699	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$18,936,552	$3,780,699

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$3,514,228	$1,200,864
Equity in Trading Accounts:
Cash and Cash Equivalents	15,422,324	2,579,835
Total Cash, Cash Equivalents and Equity in Trading Accounts	$18,936,552	$3,780,699

*Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Cash Flows

For the year ended December 31, 2018 and the period ended December 31, 2017*

United States 3x Short Oil Fund

	Year ended December 31, 2018	Period ended December 31, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$1,230,905	$(1,379,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(900,234)	194,060
(Increase) decrease in dividends receivable	(553)	—
(Increase) decrease in interest receivable	(594)	(576)
(Increase) decrease in other assets	848	(848)
Increase (decrease) in management fees payable	459	1,399
Increase (decrease) in brokerage commissions payable	535	—
Net cash provided by (used in) operating activities	331,366	(1,185,918)

Cash Flows from Financing Activities:
Addition of shares	1,240,145	2,501,000
Redemption of shares	(372,440)	—
Net cash provided by (used in) financing activities	867,705	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	1,199,071	1,315,082

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	1,315,082	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$2,514,153	$1,315,082

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$448,603	$844,143
Equity in Trading Accounts:
Cash and Cash Equivalents	2,065,550	470,939
Total Cash, Cash Equivalents and Equity in Trading Accounts	$2,514,153	$1,315,082

*Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Cash Flows

For the year ended December 31, 2018 and the period ended December 31, 2017*

USCF Funds Trust

	Year ended December 31, 2018	Period ended December 31, 2017*
Cash Flows from Operating Activities:
Net income (loss)	$(9,840,608)	$603,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	3,702,059	(509,180)
(Increase) decrease in dividends receivable	(3,373)	—
(Increase) decrease in interest receivable	(2,013)	(3,284)
(Increase) decrease in ETF transaction fees receivable	(317)	—
(Increase) decrease in other assets	1,696	(1,696)
Increase (decrease) in management fees payable	6,738	4,249
Increase (decrease) in brokerage commissions payable	3,165	—
Net cash provided by (used in) operating activities	(6,132,653)	93,781

Cash Flows from Financing Activities:
Addition of shares	22,860,017	5,004,000
Redemption of shares	(374,440)	—
Net cash provided by (used in) financing activities	22,485,577	5,004,000

Net Increase (Decrease) in Cash and Cash Equivalents	16,352,924	5,097,781

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	5,097,781	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$21,450,705	$5,097,781

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$3,962,831	$2,047,007
Equity in Trading Accounts:
Cash and Cash Equivalents	17,487,874	3,050,774
Total Cash, Cash Equivalents and Equity in Trading Accounts	$21,450,705	$5,097,781

*Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Notes to Financial Statements

For the year ended December 31, 2018 and the period ended December 31, 2017

NOTE 1 — ORGANIZATION AND BUSINESS

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

The Sponsor, is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009, “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO was in registration and had not commenced operations. UCCO filed to withdraw from registration on December 19, 2018.

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

On September 4, 2018, the Trust, and USOD, a series of the Trust, received a notice from the NYSE Arca, notifying the Trust that USOD is not in compliance with the requirement under Rule 8.200E(d)(2)(c) that USOD meet the NYSE Arca’s continued listing standard to maintain a market value of not less than $1,000,000. USOD received an initial six-month period (the “Cure Period”) to regain compliance with Rule 8.200E(d)(2)(c), after the Trust submitted, and NYSE Arca accepted, a written response describing USOD’s plan to cure the deficiency during the Cure Period. To regain compliance during the Cure Period, USOD was required to demonstrate that it had a market value of $1,000,000 or more for thirty or more trading days. On November 21, 2018, USOD received a notice from NYSE Arca that it had regained compliance with NYSE Arca’s continued listing standard by maintaining a market value of not less than $1,000,000 for thirty or more trading days.

USOD remained in compliance from such date through December 31, 2018. However, there can be no assurance that USOD will be able to regain compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements. See “Item 1A. Risk Factors - Other Risks” - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds”.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each series of the Trust is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2018 for any Trust Series.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

The Funds receive or pay the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in the Funds' statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2018, USCF held 40 shares of each of USOU and USOD.

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

Reclassification

Certain amounts in the accompanying financial statements were reclassified to conform to the current presentation.

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

NOTE 3 — TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of December 31, 2018, RMLP and MLPD were no longer in registration. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of December 31, 2018, USCF held 40 shares of each of USOU and USOD.

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

USOU’s shares began trading on July 20, 2017. As of December 31, 2018, USOU held 1,046 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 1,046 futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of December 31, 2018, USOD held 213 Futures Contracts on the NYMEX, totaling 213 futures contracts.

On September 4, 2018, the Trust, and USOD, a series of the Trust, received a notice from the NYSE Arca, notifying the Trust that USOD is not in compliance with the requirement under Rule 8.200E(d)(2)(c) that USOD meet the NYSE Arca’s continued listing standard to maintain a market value of not less than $1,000,000. USOD received an initial six-month period (the “Cure Period”) to regain compliance with Rule 8.200E(d)(2)(c), after the Trust submitted, and NYSE Arca accepted, a written response describing USOD’s plan to cure the deficiency during the Cure Period. To regain compliance during the Cure Period, USOD was required to demonstrate that it had a market value of $1,000,000 or more for thirty or more trading days. On November 21, 2018, USOD received a notice from NYSE Arca that it had regained compliance with NYSE Arca’s continued listing standard by maintaining a market value of not less than $1,000,000 for thirty or more trading days.

USOD remained in compliance from such date through December 31, 2018. However, there can be no assurance that USOD will be able to regain compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements. See “Item 1A. Risk Factors - Other Risks” - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

The Trust Series pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLPshares, LLC, as may be disclosed from time to time. During the year ended December 31, 2018 and the period from commencement of operations on July 20, 2017 to December 31, 2017, the Trust Series did not incur registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

The Sponsor is responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis. These fees and expenses for the year ended December 31, 2018 amounted to be a total of $521,689 for the Funds and the Related Public Funds. USOU’s portion of such fees and expenses for the year ended December 31, 2018 was $0 and USOD’s portion of such fees and expenses for the year ended December 31, 2018 was $0. For the period ended December 31, 2017, these fees and expenses were $536,375 for the Funds and the Related Public Funds. USOU’s portion of such fees and expenses for the period ended December 31, 2017 was $0 and USOD’s portion of such fees and expenses for the period ended December 31, 2017 was $0.

Licensing Fees

REX MLPshares, LLC licenses certain intellectual property rights to USCF and certain of the Funds.

Investor Tax Reporting Cost

The fees and expenses associated with the Funds' audit expenses and tax accounting and reporting requirements are paid by the Sponsor. These costs are estimated to be $0 for the year ended December 31, 2018 for USOU and USOD. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

On July 6, 2017, the Trust entered into a futures commission merchant agreement with RBC to serve as the FCM for each Fund. The agreement with RBC requires it to provide services to each Fund in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may be purchased and sold by or through RBC Capital for each Fund's account. In accordance with the agreement, RBC Capital charges each Fund commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees include those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when a Fund issues shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when a Fund redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Oil Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. Each Fund also incurs commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USOU

	For the Year Ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Total commissions accrued to brokers	$42,681	$7,869
Total commissions as annualized percentage of average total net assets	0.56%	0.55%
Commissions accrued as a result of rebalancing	$39,609	$7,371
Percentage of commissions accrued as a result of rebalancing	92.80%	93.67%
Commissions accrued as a result of creation and redemption activity	$3,072	$498
Percentage of commissions accrued as a result of creation and redemption activity	7.20%	6.33%

*Commencement of operations, July 20, 2017.

The increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017, was due primarily to a higher number of contracts held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USOD

	For the Year Ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Total commissions accrued to brokers	$8,980	$5,820
Total commissions as annualized percentage of average total net assets	0.70%	0.71%
Commissions accrued as a result of rebalancing	$8,452	$5,313
Percentage of commissions accrued as a result of rebalancing	94.12%	91.29%
Commissions accrued as a result of creation and redemption activity	$528	$507
Percentage of commissions accrued as a result of creation and redemption activity	5.88%	8.71%

* Commencement of operations, July 20, 2017.

The increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the period from commencement of operations on July 20, 2017 to December 31, 2017, was due primarily to a higher number of contracts held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USOU and USOD through December 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

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

The Sponsor invests a portion of the Trust Series' cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2018, USOU and USOD held investments in money market funds in the amounts of $2,319,000 and $345,000, respectively. As of December 31, 2017, USOU and USOD held investments in money market funds in the amounts of $1,000,000 and $540,000, respectively. USOU and USOD also hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2018 and December 31, 2017, USOU held cash deposits and investments in Treasuries in the amounts of $16,617,552 and $2,780,699, respectively, with the custodian and FCM. As of December 31, 2018 and December 31, 2017, USOD held cash deposits and investments in Treasuries in the amounts of $2,169,153 and $775,082, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU's or USOD's custodian and/or FCM cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the year ended December 31, 2018 and the period from commencement of operations on July 20, 2017 to December 31, 2017 for the shareholders. This information has been derived from information presented in the financial statements.

USOU

	Year ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Per Share Operating Performance:
Net asset value, beginning of period	$44.83	$25.00
Total income (loss)	(28.32)	20.08
Total expenses	(0.69)	(0.25)
Net increase (decrease) in net asset value	(29.01)	19.83
Net asset value, end of period	$15.82	$44.83

Total Return	(64.71)%	79.32%

Ratios to Average Net Assets
Total income (loss)	(144.45)%	63.41%
Management fees	0.95%**	1.21	%***
Expenses excluding management fees	0.56%	0.55	%***
Net income (loss)	(145.97)%	62.62%

* Commencement of operations, July 20, 2017.

** Effective November 15, 2017, USCF permanently lowered the management fee to 0.95% (95 basis points) per annum of average daily total net assets for USOU.

*** Annualized.

USOD

	Year ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017*
Per Share Operating Performance:
Net asset value, beginning of period	$11.21	$25.00
Total income (loss)	1.79	(13.61)
Total expenses	(0.12)	(0.18)
Net increase (decrease) in net asset value	1.67	(13.79)
Net asset value, end of period	$12.88	$11.21

Total Return	14.90%	(55.16)%

Ratios to Average Net Assets
Total income (loss)	97.45%	(74.49)%
Management fees	0.95%**	1.51	%***
Expenses excluding management fees	0.70%	0.71	%***
Net income (loss)	95.80%	(75.48)%

* Commencement of operations, July 20, 2017.

** Effective November 15, 2017, USCF permanently lowered the management fee to 0.95% (95 basis points) per annum of average daily total net assets for USOD.

*** Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2018 and September 30 and December 31, 2017.

USOU

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$1,017,751	$2,322,542	$1,573,176	$(15,870,244)
Total Expenses	18,414	21,048	28,860	46,416
Net Income (Loss)	$999,337	$2,301,494	$1,544,316	$(15,916,660)
Net Income (Loss) per Share	$9.99	$23.00	$2.77	$(64.77)

	Third Quarter 2017*	Fourth Quarter 2017*
Total Income (Loss)	$512,497	$1,496,195
Total Expenses	10,415	14,632
Net Income (Loss)	$502,082	$1,481,563
Net Income (Loss) per Share	$5.02	$14.81

* Commencement of operations, July 20, 2017.

USOD

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$(347,145)	$(454,209)	$(140,980)	$2,194,425
Total Expenses	5,291	3,556	3,204	9,135
Net Income (Loss)	$(352,436)	$(457,765)	$(144,184)	$2,185,290
Net Income (Loss) per Share	$(3.01)	$(3.29)	$(0.73)	$8.70

	Third Quarter 2017*	Fourth Quarter 2017*
Total Income (Loss)	$(640,360)	$(721,393)
Total Expenses	10,681	7,519
Net Income (Loss)	$(651,041)	$(728,912)
Net Income (Loss) per Share	$(6.51)	$(7.28)

* Commencement of operations, July 20, 2017.

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

The following table summarizes the valuation of USOU’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$3,462,297	$3,462,297	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,899,053)	(3,899,053)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOU’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,647,421	$1,647,421	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	703,240	703,240	—	—

During the period from commencement of operations on July 20, 2017 to December 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$593,087	$593,087	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	706,174	706,174	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$1,088,158	$1,088,158	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(194,060)	(194,060)	—	—

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

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(3,899,053)	$703,240

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$706,174	$(194,060)

The Effect of Derivative Instruments on the Statements of Operations of USOU

		For the year ended December 31, 2018		For the period from commencement of operations on July 20, 2017 to December 31, 2017*
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(6,453,505)		$1,290,712

	Change in unrealized gain (loss) on open positions		$(4,602,293)		$703,240

* Inception date, July 20, 2017.

The Effect of Derivative Instruments on the Statements of Operations of USOD

		For the year ended December 31, 2018		For the period from commencement of operations on July 20, 2017 to December 31, 2017*
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$335,535		$(1,176,665)

	Change in unrealized gain (loss) on open positions		$900,234		$(194,060)

* Inception date, July 20, 2017.

NOTE 10 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard became effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. There were no material impacts to the Fund’s financial statements upon adoption.

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

NOTE 11 — SUBSEQUENT EVENTS

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USOU and USOD has no executive officers. Pursuant to the terms of the LP Agreement, each series' affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	56	Chairman of the Board of Directors, Vice President
Andrew F Ngim	58	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	59	Management Director
John P. Love	47	Management Director, President and Chief Executive Officer
Stuart P. Crumbaugh	55	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	60	Chief Compliance Officer
Ray W. Allen	62	Portfolio Manager
Kevin A. Baum	48	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	72	Independent Director
Malcolm R. Fobes III	54	Independent Director
Peter M. Robinson	61	Independent Director

Ray W. Allen, 62, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD since July 2017. Mr. Allen also has served as the portfolio manager of (1) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017, and (2) the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 48, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal, swap associated person, and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 55, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 56, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Vice President since May 15, 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 47, President and Chief Executive Officer of USCF since May 15, 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 58, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. Mr. Ngim also serves as the portfolio manager for three funds that are series of the USCF ETF Trust: (1) USCF SummerHaven SHPEI Index Fund from December 2017 to present, (2) USCF SummerHaven SHPEN Index Fund also from December 2017 to present, and (3) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 59, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 60, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 72, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 54, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 61, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in the Funds. Ray W. Allen and Andrew F Ngim make trading and investment decisions for the Funds. Ray W. Allen and Andrew F Ngim execute trades on behalf of the Funds. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are also registered with the CFTC as Swaps Associated Persons.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas D. Gerber. Mr. John P. Love serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series’ customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2018 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

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

For 2018, each of USOU and USOD accrued aggregate management fees of $72,057, and $12,206, respectively.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2018, by the directors of USCF. Each of USOU and USOD’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2018 was $0 and $0, respectively.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$—	NA	NA	NA	$—	$—	$—
Gordon L. Ellis	$—	NA	NA	NA	$—	$—	$—
Malcolm R. Fobes III (1)	$—	NA	NA	NA	$—	$—	$—

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

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

Director Independence

In February 2018, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USOU by its independent auditors for the last fiscal year is as follows:

	2018	2017
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

The fees for services billed to USOD by its independent auditors for the last fiscal year is as follows:

	2018	2017
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 80.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Statutory Trust of the registrant.
3.2(1)	Amended and Restated Declaration of Trust and Trust Agreement.
3.3(1)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
10.1(1)	Form of Authorized Purchaser Agreement.
10.2(3)	Marketing Agent Agreement.
10.3(2)	Custodian Agreement.
10.4(2)	Administrative Agency Agreement.
10.5(2)	Second Amended and Restated Consulting and Service Agreement with REX MLPshares, LLC.
31.1(4)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(4)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(4)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2(4)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-214825) filed on June 27, 2017.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-214825) filed on July 14, 2017.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-214825) filed on July 17, 2017.
(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USCF Funds Trust

By: United States Commodity Funds LLC, its Sponsor

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: March 26, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 26, 2019

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 26, 2019
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 26, 2019
John P. Love

/s/ Andrew F Ngim	Management Director	March 26, 2019
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 26, 2019
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 26, 2019
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 26, 2019
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 26, 2019
Malcolm R. Fobes III

