Form 10-Q
period 2019-06-30
USCF Funds Trust
filed 2019-08-13
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States 3x Oil Fund	USOU	NYSE Arca Equities, Inc.
Shares of United States 3x Short Oil Fund	USOD	NYSE Arca Equities, Inc.

The number of outstanding shares of each series of the registrant as of August 8, 2019 are included in the table below:

Number of Outstanding Shares as of August 8, 2019
United States 3x Oil Fund	1,000,040
United States 3x Short Oil Fund	500,040
Total	1,500,080

USCF FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at June 30, 2019 (Unaudited) and December 31, 2018	2

Condensed Schedules of Investments (Unaudited) at June 30, 2019	5

Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018	7

Condensed Statements of Changes in Capital (Unaudited) for the six months ended June 30, 2019 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the six months ended June 30, 2019	10

Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	13

Notes to Condensed Financial Statements for the period ended June 30, 2019 (Unaudited)	16

USCF Funds Trust

Condensed Statements of Financial Condition

At June 30, 2019 (Unaudited) and December 31, 2018

United States 3x Oil Fund

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $5,757,565 and $3,514,228, respectively) (Notes 2 and 6)	$5,757,565	$3,514,228
Equity in trading accounts:
Cash and cash equivalents (at cost $12,513,297 and $15,422,324, respectively)	12,513,297	15,422,324
Unrealized gain (loss) on open commodity futures contracts	5,133,061	(3,899,053)
Receivable for shares sold	—	791,592
Dividends receivable	6,372	2,820
Interest receivable	4,875	4,127
Directors' fees and insurance receivable	4,323	—
ETF transaction fees receivable	—	317

Total assets	$23,419,493	$15,836,355

Liabilities and Capital
Management fees payable (Note 4)	$17,039	$9,129
Brokerage commissions payable	2,630	2,630

Total liabilities	19,669	11,759

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	23,398,824	15,823,596
Total Capital	23,399,824	15,824,596

Total liabilities and capital	$23,419,493	$15,836,355

Shares outstanding	850,040	1,000,040
Net asset value per share	$27.53	$15.82
Market value per share	$26.88	$16.30

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Financial Condition

At June 30, 2019 (Unaudited) and December 31, 2018

United States 3x Short Oil Fund

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $936,659 and $448,603, respectively) (Notes 2 and 6)	$936,659	$448,603
Equity in trading accounts:
Cash and cash equivalents (at cost $2,468,364 and $2,065,550, respectively)	2,468,364	2,065,550
Unrealized gain (loss) on open commodity futures contracts	(648,358)	706,174
Dividends receivable	1,494	553
Interest receivable	1,156	1,170
Directors' fees and insurance receivable	256	—

Total assets	$2,759,571	$3,222,050

Liabilities and Capital
Management fees payable (Note 4)	$2,705	$1,858
Brokerage commissions payable	535	535

Total liabilities	3,240	2,393

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	2,755,331	3,218,657
Total Capital	2,756,331	3,219,657

Total liabilities and capital	$2,759,571	$3,222,050

Shares outstanding	550,040	250,040
Net asset value per share	$5.01	$12.88
Market value per share	$5.14	$12.52

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Statements of Financial Condition
At June 30, 2019 (Unaudited) and December 31, 2018

USCF Funds Trust

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $6,694,224 and $3,962,831, respectively) (Notes 2 and 6)	$6,694,224	$3,962,831
Equity in trading accounts:
Cash and cash equivalents (at cost $14,981,661 and $17,487,874, respectively)	14,981,661	17,487,874
Unrealized gain (loss) on open commodity futures contracts	4,484,703	(3,192,879)
Receivable for shares sold	—	791,592
Dividends receivable	7,866	3,373
Interest receivable	6,031	5,297
Directors' fees and insurance receivable	4,579	—
ETF transaction fees receivable	—	317

Total assets	$26,179,064	$19,058,405

Liabilities and Capital
Management fees payable (Note 4)	$19,744	$10,987
Brokerage commissions payable	3,165	3,165

Total liabilities	22,909	14,152

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000	2,000
Shareholders	26,154,155	19,042,253
Total Capital	26,156,155	19,044,253

Total liabilities and capital	$26,179,064	$19,058,405

Shares outstanding	1,400,080	1,250,080

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2019

United States 3x Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2019 contracts, expiring July 2019*	$65,089,409	1,201	$5,133,061	21.94

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.48%, 7/11/2019	$100,000	$99,932	0.43
2.47%, 7/25/2019	100,000	99,837	0.43
2.48%, 8/01/2019	50,000	49,895	0.21
2.47%, 8/15/2019	50,000	49,848	0.21
2.47%, 8/22/2019	100,000	99,648	0.43
2.48%, 8/29/2019	50,000	49,799	0.21
2.48%, 9/05/2019	100,000	99,551	0.43
2.48%, 9/12/2019	100,000	99,504	0.43
2.46%, 9/19/2019	50,000	49,730	0.21
2.41%, 9/26/2019	50,000	49,712	0.21
2.40%, 10/03/2019	50,000	49,690	0.21
2.41%, 10/10/2019	50,000	49,665	0.21
2.42%, 10/17/2019	50,000	49,642	0.21
2.37%, 10/31/2019	100,000	99,207	0.43
2.40%, 11/07/2019	50,000	49,574	0.21
2.37%, 11/21/2019	50,000	49,535	0.21
2.33%, 11/29/2019	50,000	49,517	0.21
2.16%, 12/12/2019	50,000	49,513	0.21
2.07%, 12/26/2019	50,000	49,494	0.21
Total Treasury Obligations		1,243,293	5.31

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	109,000	109,000	0.47
Goldman Sachs Financial Square Funds - Government Fund - Class FS	1,000,000	1,000,000	4.27
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	2,000,000	2,000,000	8.55
Total Money Market Funds		3,109,000	13.29
Total Cash Equivalents		$4,352,293	18.60

*	Collateral amounted to $12,513,297 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)
At June 30, 2019

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL August 2019 contracts, expiring July 2019*	$(7,595,912)	141	$(648,358)	(23.52)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.47%, 8/22/2019	$50,000	$49,824	1.81
2.48%, 9/05/2019	50,000	49,775	1.80
2.48%, 9/12/2019	50,000	49,752	1.80
2.40%, 11/07/2019	50,000	49,575	1.80
2.37%, 11/21/2019	50,000	49,535	1.80
2.33%, 11/29/2019	50,000	49,517	1.80
Total Treasury Obligations		297,978	10.81

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	5,000	5,000	0.18
Goldman Sachs Financial Square Funds - Government Fund - Class FS	750,000	750,000	27.21
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	40,000	40,000	1.45
Total Money Market Funds		795,000	28.84
Total Cash Equivalents		$1,092,978	39.65

*	Collateral amounted to $2,468,364 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

United States 3x Oil Fund

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(2,805,623)	$749,448	$5,805,849	$1,686,323
Change in unrealized gain (loss) on open futures contracts	1,908,970	1,556,552	9,032,114	1,621,597
Dividend income	31,279	2,390	49,429	2,390
Interest income*	54,417	14,152	103,333	29,983
ETF transaction fees	4,066	—	8,126	—

Total income (loss)	(806,891)	2,322,542	14,998,851	3,340,293

Expenses
Management fees (Note 4)	48,098	14,491	102,725	26,305
Brokerage commissions	25,236	6,557	58,930	13,157

Total expenses	73,334	21,048	161,655	39,462

Net income (loss)	$(880,225)	$2,301,494	$14,837,196	$3,300,831
Net income (loss) per share	$(5.38)	$23.00	$11.71	$32.99
Net income (loss) per weighted average share	$(1.36)	$23.01	$19.20	$33.00
Weighted average shares outstanding	645,095	100,040	772,968	100,040

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

United States 3x Short Oil Fund

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$528,988	$(409,396)	$9,199	$(749,409)
Change in unrealized gain (loss) on open futures contracts	(302,543)	(47,803)	(1,354,532)	(59,220)
Realized gain (loss) on short-term investments	—	(25)	—	(25)
Dividend income	4,360	140	6,146	140
Interest income*	8,391	2,596	12,465	6,697
ETF transaction fees	637	279	1,879	463

Total income (loss)	239,833	(454,209)	(1,324,843)	(801,354)

Expenses
Management fees (Note 4)	7,029	2,126	11,251	5,280
Brokerage commissions	5,214	1,430	8,437	3,567

Total expenses	12,243	3,556	19,688	8,847

Net income (loss)	$227,590	$(457,765)	$(1,344,531)	$(810,201)
Net income (loss) per share	$(0.25)	$(3.29)	$(7.87)	$(6.30)
Net income (loss) per weighted average share	$0.40	$(3.59)	$(3.24)	$(6.03)
Weighted average shares outstanding	566,524	127,513	414,957	134,294

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

USCF Funds Trust

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(2,276,635)	$340,052	$5,815,048	$936,914
Change in unrealized gain (loss) on open futures contracts	1,606,427	1,508,749	7,677,582	1,562,377
Realized gain (loss) on short-term investments	—	(25)	—	(25)
Dividend income	35,639	2,530	55,575	2,530
Interest income*	62,808	16,748	115,798	36,680
ETF transaction fees	4,703	279	10,005	463

Total income (loss)	(567,058)	1,868,333	13,674,008	2,538,939

Expenses
Management fees (Note 4)	55,127	16,617	113,976	31,585
Brokerage commissions	30,450	7,987	67,367	16,724

Total expenses	85,577	24,604	181,343	48,309

Net income (loss)	$(652,635)	$1,843,729	$13,492,665	$2,490,630

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2019

United States 3x Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$1,000	$15,823,596	$15,824,596
Additions	—	6,526,061	6,526,061
Redemptions	—	(13,788,029)	(13,788,029)
Net income (loss)	—	14,837,196	14,837,196

Balances, at June 30, 2019	$1,000	$23,398,824	$23,399,824

Condensed Statement of Changes in Shares Outstanding (Unaudited)
For the six months ended June 30, 2019

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2018	40	1,000,000	1,000,040
Additions	—	300,000	300,000
Redemptions	—	(450,000)	(450,000)

Shares Outstanding, at June 30, 2019	40	850,000	850,040

Net Asset Value Per Share:
At December 31, 2018			$15.82
At June 30, 2019			$27.53

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2019

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$1,000	$3,218,657	$3,219,657
Additions	—	2,789,527	2,789,527
Redemptions	—	(1,908,322)	(1,908,322)
Net income (loss)	—	(1,344,531)	(1,344,531)

Balances, at June 30, 2019	$1,000	$2,755,331	$2,756,331

Condensed Statement of Changes in Shares Outstanding (Unaudited)
For the six months ended June 30, 2019

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2018	40	250,000	250,040
Additions	—	500,000	500,000
Redemptions	—	(200,000)	(200,000)

Shares Outstanding, at June 30, 2019	40	550,000	550,040

Net Asset Value Per Share:
At December 31, 2018			$12.88
At June 30, 2019			$5.01

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the six months ended June 30, 2019

USCF Funds Trust

	Sponsor	Shareholders	Total

Balances, at December 31, 2018	$2,000	$19,042,253	$19,044,253
Additions	—	9,315,588	9,315,588
Redemptions	—	(15,696,351)	(15,696,351)
Net income (loss)	—	13,492,665	13,492,665

Balances, at June 30, 2019	$2,000	$26,154,155	$26,156,155

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the six months ended June 30, 2019

	Sponsor	Limited Partners	Total

Shares Outstanding, at December 31, 2018	80	1,250,000	1,250,080
Additions	—	800,000	800,000
Redemptions	—	(650,000)	(650,000)

Shares Outstanding, at June 30, 2019	80	1,400,000	1,400,080

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

United States 3x Oil Fund

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$14,837,196	$3,300,831
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(9,032,114)	(1,621,597)
(Increase) decrease in dividends receivable	(3,552)	(1,231)
(Increase) decrease in interest receivable	(748)	(225)
(Increase) decrease in directors' fees and insurance receivable	(4,323)	—
(Increase) decrease in ETF transaction fees receivable	317	—
(Increase) decrease in other assets	—	848
Increase (decrease) in management fees payable	7,910	483
Increase (decrease) in brokerage commissions payable	—	750
Net cash provided by (used in) operating activities	5,804,686	1,679,859

Cash Flows from Financing Activities:
Addition of shares	7,317,653	—
Redemption of shares	(13,788,029)	—
Net cash provided by (used in) financing activities	(6,470,376)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(665,690)	1,679,859

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	18,936,552	3,780,699
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$18,270,862	$5,460,558

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$5,757,565	$1,851,292
Equity in Trading Accounts:
Cash and Cash Equivalents	12,513,297	3,609,266
Total Cash, Cash Equivalents and Equity in Trading Accounts	$18,270,862	$5,460,558

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

United States 3x Short Oil Fund

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(1,344,531)	$(810,201)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	1,354,532	59,220
(Increase) decrease in dividends receivable	(941)	(140)
(Increase) decrease in interest receivable	14	99
(Increase) decrease in directors' fees and insurance receivable	(256)	—
(Increase) decrease in other assets	—	848
Increase (decrease) in management fees payable	847	(1,068)
Increase (decrease) in brokerage commissions payable	—	250
Net cash provided by (used in) operating activities	9,665	(750,992)

Cash Flows from Financing Activities:
Addition of shares	2,789,527	798,518
Redemption of shares	(1,908,322)	(372,440)
Net cash provided by (used in) financing activities	881,205	426,078

Net Increase (Decrease) in Cash and Cash Equivalents	890,870	(324,914)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	2,514,153	1,315,082
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$3,405,023	$990,168

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$936,659	$185,696
Equity in Trading Accounts:
Cash and Cash Equivalents	2,468,364	804,472
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,405,023	$990,168

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

USCF Funds Trust

	Six months ended June 30, 2019	Six months ended June 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$13,492,665	$2,490,630
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(7,677,582)	(1,562,377)
(Increase) decrease in dividends receivable	(4,493)	(1,371)
(Increase) decrease in interest receivable	(734)	(126)
(Increase) decrease in directors' fees and insurance receivable	(4,579)	—
(Increase) decrease in ETF transaction fees receivable	317	—
(Increase) decrease in other assets	—	1,696
Increase (decrease) in management fees payable	8,757	(585)
Increase (decrease) in brokerage commissions payable	—	1,000
Net cash provided by (used in) operating activities	5,814,351	928,867

Cash Flows from Financing Activities:
Addition of shares	10,107,180	798,518
Redemption of shares	(15,696,351)	(372,440)
Net cash provided by (used in) financing activities	(5,589,171)	426,078

Net Increase (Decrease) in Cash and Cash Equivalents	225,180	1,354,945

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	21,450,705	5,095,781
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$21,675,885	$6,450,726

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$6,694,224	$2,036,988
Equity in Trading Accounts:
Cash and Cash Equivalents	14,981,661	4,413,738
Total Cash, Cash Equivalents and Equity in Trading Accounts	$21,675,885	$6,450,726

See accompanying notes to condensed financial statements.

USCF Funds Trust

Notes to Condensed Financial Statements

For the period ended June 30, 2019 (Unaudited)

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

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the USCF Crescent Crypto Index Fund (“XBET”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

USOD remained in compliance from such date through June 30, 2019. However, there can be no assurance that USOD will be able to maintain compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements. See “Item 1A. Risk Factors - Other Risks” - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

All funds listed previously, other than XBET, USAG, DNO and UHN, are referred to collectively herein as the “Related Public Funds.”

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. Each series of the Trust is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2019 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of June 30, 2019, USCF held 40 shares of each of USOU and USOD.

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

NOTE 3 - TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of June 30, 2019, RMLP and MLPD were no longer in registration. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of June 30, 2019, USCF held 40 shares of each of USOU and USOD.

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

Investment Objective of the Funds

USOU

USOU’s shares trade on the NYSE Arca. The investment objective of USOU is for the daily changes in percentage terms of its shares’ per share NAV to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF endeavors to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOU seeks a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

USOU’s shares began trading on July 20, 2017. As of June 30, 2019, USOU held 1,201 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 1,201 futures contracts.

USOD

USOD’s shares trade on the NYSE Arca. The investment objective of USOD is for the daily changes in percentage terms of its shares’ per share NAV to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavors to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOD seeks a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

USOD’s shares began trading on July 20, 2017. As of June 30, 2019, USOD held 141 Futures Contracts on the NYMEX, totaling 141 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

The Trust Series pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLP Shares, LLC, as may be disclosed from time to time. During the six months ended June 30, 2019 and 2018 did not incur registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

The Sponsor is responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis. These fees and expenses for the year ending December 31, 2019 are estimated to be a total of $543,500 for the Funds and the Related Public Funds. USOU’s portion of such fees and expenses for the year ending December 31, 2019 is estimated to be a total of $0 and USOD’s portion of such fees and expenses for the year ending December 31, 2019 is estimated to be a total of $0.

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

USOU

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Total commissions accrued to brokers	$58,930	$13,157
Total commissions as annualized percentage of average total net assets	0.54%	0.48%
Commissions accrued as a result of rebalancing	$57,316	$13,157
Percentage of commissions accrued as a result of rebalancing	97.26%	100.00%
Commissions accrued as a result of creation and redemption activity	$1,614	$—
Percentage of commissions accrued as a result of creation and redemption activity	2.74%	—%

The increase in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts held and traded.

USOD

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Total commissions accrued to brokers	$8,437	$3,567
Total commissions as annualized percentage of average total net assets	0.71%	0.64%
Commissions accrued as a result of rebalancing	$7,957	$3,451
Percentage of commissions accrued as a result of rebalancing	94.31%	96.75%
Commissions accrued as a result of creation and redemption activity	$480	$116
Percentage of commissions accrued as a result of creation and redemption activity	5.69%	3.25%

The increase in total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by USOU and USOD through June 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

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

The Sponsor invests a portion of the Trust Series' cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2019, USOU and USOD held investments in money market funds in the amounts of $3,109,000 and $795,000, respectively. As of December 31, 2018, USOU and USOD held investments in money market funds in the amounts of $2,319,000 and $345,000, respectively. USOU and USOD also hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2019 and December 31, 2018, USOU held cash deposits and investments in Treasuries in the amounts of $15,161,862 and $16,617,552, respectively, with the custodian and FCM. As of June 30, 2019 and December 31, 2018, USOD held cash deposits and investments in Treasuries in the amounts of $2,610,023 and $2,169,153, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU's or USOD's custodian and/or FCM cease operations.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the six months ended June 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USOU

	For the six months ended June 30, 2019 (Unaudited)	For the six months ended June 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$15.82	$44.83
Total income (loss)	11.92	33.38
Total expenses	(0.21)	(0.39)
Net increase (decrease) in net asset value	11.71	32.99
Net asset value, end of period	$27.53	$77.82

Total Return	74.02%	73.59%

Ratios to Average Net Assets
Total income (loss)	68.78%	59.82%
Management fees*	0.95%	0.95%
Expenses excluding management fees*	0.54%	0.48%
Net income (loss)	68.04%	59.11%

* Annualized

USOD

	For the six months ended June 30, 2019 (Unaudited)	For the six months ended June 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.88	$11.21
Total income (loss)	(7.82)	(6.23)
Total expenses	(0.05)	(0.07)
Net increase (decrease) in net asset value	(7.87)	(6.30)
Net asset value, end of period	$5.01	$4.91

Total Return	(61.10)%	(56.20)%

Ratios to Average Net Assets
Total income (loss)	(55.47)%	(71.51)%
Management fees*	0.95%	0.95%
Expenses excluding management fees*	0.71%	0.64%
Net income (loss)	(56.30)%	(72.30)%

* Annualized

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

The following table summarizes the valuation of USOU’s securities at June 30, 2019 using the fair value hierarchy:

At June 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$4,352,293	$4,352,293	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	5,133,061	5,133,061	—	—

During the six months ended June 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOU’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$3,462,297	$3,462,297	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,899,053)	(3,899,053)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at June 30, 2019 using the fair value hierarchy:

At June 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$1,092,978	$1,092,978	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(648,358)	(648,358)	—	—

During the six months ended June 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$593,087	$593,087	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	706,174	706,174	—	—

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

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$5,133,061	$(3,899,053)

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$(648,358)	$706,174

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOU

		For the six months ended June 30, 2019		For the six months ended June 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$5,805,849		$1,686,323

	Change in unrealized gain (loss) on open positions		$9,032,114		$1,621,597

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOD

		For the six months ended June 30, 2019		For the six months ended June 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$9,199		$(749,409)

	Change in unrealized gain (loss) on open positions		$(1,354,532)		$(59,220)

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

USOU's shares began trading on July 20, 2017. As of June 30, 2019, USOU held 1,201 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

United States 3x Short Oil Fund

The investment objective of USOD is for the daily changes in percentage terms of its shares’ per share NAV to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavors to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOD seeks a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and does not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

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

USOD's shares began trading on July 20, 2017. As of June 30, 2019, USOD held 141 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of June 30, 2019, USOU and USOD held 1,201 and 141 NYMEX WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the six months ended June 30, 2019, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the six months ended June 30, 2019, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. The Trust Series do not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to any Trust Series.

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

Price Movements

Crude oil futures prices were volatile during the six months ended June 30, 2019. The price of the Benchmark Oil Futures Contract started the period at $45.41 per barrel. The high of the period was on April 23, 2019 when the price reached $66.30 per barrel. The low of the period was the starting price for the period, which was $45.41 per barrel. The period ended with the Benchmark Oil Futures Contracts at $58.47 per barrel, an increase of approximately 28.76% over the period. USOU’s per share NAV began the period at $15.82 and ended the period at $27.53 on June 30, 2019, an increase of approximately 74.02% over the period. USOU’s per share NAV reached its high for the period on April 23, 2019 at $43.72 and its low for the period was at the beginning of the period when it was $15.82. USOD's per share NAV began the period at $12.88 and ended the period at $5.01 on June 30, 2019, a decrease of approximately (61.10)% over the period. USOD’s per share NAV reached its high for the period on the beginning of period at $12.88 and reached its low for the period on April 23, 2019 at $3.86. The Benchmark Oil Futures Contract prices listed above began with the February 2019 contracts and ended with the August 2019 contracts. The increase of approximately 28.76% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seek to track, which are more fully described below in the section titled “Tracking Each Trust Series' Benchmark.”

During the six months ended June 30, 2019, the crude oil futures market was in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is typically higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Impact of Contango and Backwardation on Total Returns” below.

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

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of June 30, 2019, USOU had issued 1,300,040 shares, 850,040 of which were outstanding. As of June 30, 2019, there were 28,700,000 remaining shares registered but not yet issued. More shares may have been issued by USOU than are outstanding due to the redemption of shares.

In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of June 30, 2019, USCF held 40 shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of June 30, 2019, USOD had issued 800,040 shares, 550,040 of which were outstanding. As of June 30, 2019, there were 29,200,000 remaining shares registered but not yet issued. More shares may have been issued by USOD than are outstanding due to the redemption of shares.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2019, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC, Merrill Lynch Professional Clearing Corp. and Virtu Americas.

For the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

USOU

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Average daily total net assets	$21,805,567	$5,583,861
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$152,762	$32,373
Annualized yield based on average daily total net assets	1.41%	1.17%
Management fee	$102,725	$26,305
Total fees and other expenses excluding management fees	$58,930	$13,157
Total commissions accrued to brokers	$58,930	$13,157
Total commissions as annualized percentage of average total net assets	0.54%	0.48%
Commissions accrued as a result of rebalancing	$57,316	$13,157
Percentage of commissions accrued as a result of rebalancing	97.26%	99.90%
Commissions accrued as a result of creation and redemption activity	$1,614	$—
Percentage of commissions accrued as a result of creation and redemption activity	2.74%	—%

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

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 was due primarily to USOU’s larger size as measured by total net assets.

The increase in USOU's total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts traded.

USOD

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Average daily total net assets	$2,388,356	$1,120,686
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$18,611	$6,837
Annualized yield based on average daily total net assets	1.57%	1.23%
Management fee	$11,251	$5,280
Total fees and other expenses excluding management fees	$8,437	$3,567
Total commissions accrued to brokers	$8,437	$3,567
Total commissions as annualized percentage of average total net assets	0.71%	0.64%
Commissions accrued as a result of rebalancing	$7,957	$3,451
Percentage of commissions accrued as a result of rebalancing	94.31%	96.75%
Commissions accrued as a result of creation and redemption activity	$480	$116
Percentage of commissions accrued as a result of creation and redemption activity	5.69%	3.25%

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

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2019, compared to the six months ended June 30, 2018 was due primarily to USOD’s larger size as measured by total net assets.

The increase in USOD's total commissions accrued to brokers for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due primarily to a higher number of contracts traded.

For the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

USOU

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
Average daily total net assets	$20,307,369	$6,118,328
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$85,696	$16,542
Annualized yield based on average daily total net assets	1.69%	1.08%
Management fee	$48,098	$14,491
Total fees and other expenses excluding management fees	$25,236	$6,557
Total commissions accrued to brokers	$25,236	$6,557
Total commissions as annualized percentage of average total net assets	0.50%	0.43%
Commissions accrued as a result of rebalancing	$24,326	$6,557
Percentage of commissions accrued as a result of rebalancing	96.39%	(152.55)%
Commissions accrued as a result of creation and redemption activity	$910	$—
Percentage of commissions accrued as a result of creation and redemption activity	3.61%	—%

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

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 was due primarily to USOU’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to a higher number of contracts traded.

USOD

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
Average daily total net assets	$2,967,795	$897,319
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$12,751	$2,736
Annualized yield based on average daily total net assets	1.72%	1.22%
Management fee	$7,029	$2,126
Total fees and other expenses excluding management fees	$5,214	$1,430
Total commissions accrued to brokers	$5,214	$1,430
Total commissions as annualized percentage of average total net assets	0.70%	0.64%
Commissions accrued as a result of rebalancing	$5,120	$1,314
Percentage of commissions accrued as a result of rebalancing	98.20%	91.89%
Commissions accrued as a result of creation and redemption activity	$94	$116
Percentage of commissions accrued as a result of creation and redemption activity	1.80%	8.11%

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

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2019, compared to the three months ended June 30, 2018 was due primarily to USOD’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to a higher number of contracts traded.

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

For the 30 valuation days ended June 30, 2019, the simple average daily change in the Benchmark Oil Futures Contract times three was (0.696)% for USOU and 0.696% for USOD, while the simple average daily change in the per share NAV of USOU and USOD over the same time period was (0.698)% and 0.685%, respectively. The average daily difference for USOU was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%) and for USOD it was (0.011)% (or (1.1) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (0.435)% for USOU and was 1.413% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark times three tracking goal.

Since the commencement of the offering of USOU and USOD’s shares to the public on July 20, 2017 to June 30, 2019, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.176% for USOU and (0.176)% for USOD, while the simple average daily change in the per share NAV of USOU over the same time period was 0.175% and for USOD it was (0.179)%. The average daily difference for USOU was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%) and for USOD was (0.003)% (or (0.3) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was 0.072% for USOU and was 0.404% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal multiplied by three.

The following two graphs demonstrate the correlation between the changes in USOU’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2019. The second graph measures monthly changes since inception on July 20, 2017 through June 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following two graphs demonstrate the correlation between the changes in USOD’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2019. The second graph measures monthly changes since inception on July 20, 2017 through June 30, 2019.

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

For USOU, for the six months ended June 30, 2019, the actual total return of USOU as measured by changes in its per share NAV was 74.02%. This is based on an initial per share NAV of $15.82 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $27.53. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $27.54 as of June 30, 2019, for a total return over the relevant time period of 73.97%. The difference between the actual per share NAV total return of USOU of 74.02% and the expected total return based on the Benchmark Oil Futures Contract times three of 73.97% was an error over the time period of 0.05%, which is to say that USOU’s actual total return outperformed its benchmark by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2018, the actual total return of USOU as measured by changes in its per share NAV was 73.59%. This was based on an initial per share NAV of $44.83 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $77.82. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $77.94 as of June 30, 2018, for a total return over the relevant time period of 73.86%. The difference between the actual per share NAV total return of USOU of 73.59% and the expected total return based on the Benchmark Oil Futures Contract times three of 73.86% was an error over the time period of 0.268%, which is to say that USOU’s actual total return outperformed its benchmark by that percentage. USOU incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

For USOD, for the six months ended June 30, 2019, the actual total return of USOD as measured by changes in its per share NAV was (61.10)%. This is based on an initial per share NAV of $12.88 as of December 31, 2018 and an ending per share NAV as of June 30, 2019 of $5.01. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $5.03 as of June 30, 2019, for a total return over the relevant time period of (60.95)%. The difference between the actual per share NAV total return of USOD of (61.10)% and the expected total return based on the Benchmark Oil Futures Contract times three of (60.95)% was an error over the time period of (0.15)%, which is to say that USOD’s actual total return underperformed its benchmark by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the six months ended June 30, 2018, the actual total return of USOD as measured by changes in its per share NAV was (56.20)%. This was based on an initial per share NAV of $11.21 as of December 31, 2017 and an ending per share NAV as of June 30, 2018 of $4.91. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $4.91 as of June 30, 2018, for a total return over the relevant time period of (56.20)%. The difference between the actual per share NAV total return of USOD of (56.20)% and the expected total return based on the Benchmark Oil Futures Contract times three of (56.20)% was an error over the time period of (0.000)%, which is to say that USOD’s actual total return underperformed its benchmark by that percentage. USOD incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

There are currently three factors that have impacted or are most likely to impact USOU or USOD's ability to accurately track Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD's attempt to track the Benchmark Oil Futures Contract.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU or USOD are not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD's NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses, USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by USOU or USOD may continue to be higher than interest earned by USOU or USOD. As such, USCF anticipates that each of USOU or USOD could possibly underperform its benchmark so long as expenses at least equal or exceed the income earned by USOU or USOD, respectively.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the six months ended June 30, 2019, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market remained in contango through June 30, 2019.

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

Crude Oil Market. During the six months ended June 30, 2019, crude oil prices traded in a range between $45.41 to $66.30. Crude oil rose over 28.76% from the end of 2018 through June 30, 2019 finishing the quarter at $58.47. As of the end of the second quarter of 2019, U.S. crude storage was 12% higher than a year ago, and 7% higher than the five-year average level. Storage levels are approximately 13% below the all-time high set in 2017. OPEC nations agreed in November 2018 to reduce daily supply by 1.2 million barrels per day and were expected to maintain those cuts at the cartel’s semi-annual meeting in early July. The group has been aggressive about meeting target cuts. Despite OPEC’s cuts, continued growth in US shale, falling demand, slowing in China GDP growth, and impact from trade wars caused crude prices to moderate this quarter. While crude oil prices have exhibited a dramatic reversal since the end of 2018, prices have not yet returned to the recent high of $76.41 set on October 3, 2018. If global demand and demand growth stops falling, then prices may stabilize in the second half of 2019. Meanwhile, geopolitical risks have increased, particularly in respect to Iran and its threats to disrupt energy shipping in the Strait of Hormuz.

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

For the ten-year time period between June 30, 2009 and June 30, 2019, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, little correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
June 30, 2009 – June 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.399)	0.960	0.431	0.403	0.119	0.465
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.368)	(0.272)	(0.336)	(0.046)	(0.393)
Global Equities (FTSE World Index)			1.000	0.449	0.434	0.119	0.494
Unleaded Gasoline				1.000	0.665	0.038	0.643
Diesel-Heating Oil					1.000	0.099	0.779
Natural Gas						1.000	0.073
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended June 30, 2019, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities and global equities, and moderate negative correlation with U.S. government bonds and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended June 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.985	0.578	0.590	0.332	0.630
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.394)	(0.229)	(0.537)	(0.255)	(0.381)
Global Equities (FTSE World Index)			1.000	0.584	0.592	0.245	0.642
Unleaded Gasoline				1.000	0.709	(0.285)	0.762
Diesel-Heating Oil					1.000	(0.252)	0.916
Natural Gas						1.000	(0.270)
Crude Oil							1.000

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

USOD remained in compliance from such date through June 30, 2019. However, there can be no assurance that USOD will continue to be in compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements in the future. See “Item 1A. Risk Factors - Other Risks" - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series' NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the six months ended June 30, 2019, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2019, each Trust Series used other assets to pay expenses. To the extent expenses exceed income, a Trust Series' NAV will be negatively impacted.

Each Trust Series' investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the six months ended June 30, 2019, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

As of June 30, 2019, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $18,270,862 and $3,405,023 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2019, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of June 30, 2019 and have no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the six months ended June 30, 2019, FCM fees were approximately 0.54% of average daily total net assets for USOU and approximately 0.71% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

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

As of June 30, 2019, USOU's portfolio consisted of 1,201 WTI Crude Oil Futures CL contracts traded on the NYMEX and USOD's portfolio consisted of 141 WTI Crude Oil Futures CL contracts traded on the NYMEX. For a list of each of USOU and USOD's current holdings, please see www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2019, each Trust Series limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 20, 2017, USCF made contributions of capital to the Trust of $1,000 and $1,000 as initial contributions of capital for each of USOU and USOD. On July 20, 2017, each of USOU and USOD issued 40 Sponsor Shares to USCF in exchange for the previously received capital contribution. The issuance of such shares of USOU and USOD was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)	The Trust’s Registration Statement on Form S-1 (Registration No. 333-214825) with respect to its initial public offering of shares of the United States 3x Oil Fund, a series of the Registrant (“USOU”), and Registration Statement on Form S-1 (Registration No. 333-214881) with respect to its initial public offering of shares of the United States 3x Short Oil Fund, a series of the Registrant (“USOD,” and together with USOU, the “Trust Series”), were declared effective on July 19, 2017. Each of the registration statements registered 30,000,000 shares of the applicable Trust Series at a proposed maximum offering price per share of $25 and a proposed maximum aggregate offering price of $750,000,000. Each offering of shares of USOU and USOD pursuant to the registration statements described above commenced on July 20, 2017 and remains ongoing and has not terminated. Shares of each of USOU and USOD are sold to institutional firms call “Authorized Participants” that purchase shares in blocks of 50,000 shares called “baskets” through each Trust Series’ marketing agent, ALPS Distributors, Inc. RBC Capital Markets LLC is the initial Authorized Participant for each Trust Series. From July 19, 2017 to September 30, 2017, USOU has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00 and USOD has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00. The net offering proceeds to USOU with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net offering proceeds to USOD with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net proceeds of each offering have been invested in commodity futures contracts and treasury obligations. There has been no material change in the planned use of proceeds from the offering of shares of USOU and USOD as described in the prospectus for each such Trust Series.

(c)	USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU redeemed 2 baskets (comprising 100,000 shares) during the second quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/19 to 4/30/19	50,000	$36.78
5/1/19 to 5/31/19	50,000	$35.98
6/1/19 to 6/30/19	—	—
Total	100,000

(d)	USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD redeemed 2 baskets (comprising 100,000 shares) during the second quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
4/1/19 to 4/30/19	—	—
5/1/19 to 5/31/19	—	—
6/1/19 to 6/30/19	100,000	$7.17
Total	100,000

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

Date: August 13, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 13, 2019

