Form 10-Q
period 2019-09-30
USCF Funds Trust
filed 2019-11-13
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-38152

USCF Funds Trust

(Exact name of registrant as specified in its charter)

Delaware	38-7159729
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States 3x Oil Fund	USOU	NYSE Arca Equities, Inc.
Shares of United States 3x Short Oil Fund	USOD	NYSE Arca Equities, Inc.

The number of outstanding shares of each series of the registrant as of November 8, 2019 are included in the table below:

Number of Outstanding Shares as of November 8, 2019
United States 3x Oil Fund	750,040
United States 3x Short Oil Fund	550,007
Total	1,300,047

USCF FUNDS TRUST

Part I. FINANCIAL INFORMATION

Item	1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at September 30, 2019 (Unaudited) and December 31, 2018	2

Condensed Schedules of Investments (Unaudited) at September 30, 2019	2 - 6

Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018	7 - 9

Condensed Statements of Changes in Capital (Unaudited) for the nine months ended September 30, 2019 and Condensed Statements of Changes in Shares Outstanding (Unaudited) for the nine months ended September 30, 2019	10 - 12

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	13 - 15

Notes to Condensed Financial Statements for the period ended September 30, 2019 (Unaudited)	16

USCF Funds Trust

Condensed Statements of Financial Condition

At September 30, 2019 (Unaudited) and December 31, 2018

United States 3x Oil Fund

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $3,514,790 and $3,514,228, respectively) (Notes 2 and 6)	$3,514,790	$3,514,228
Equity in trading accounts:
Cash and cash equivalents (at cost $15,866,103 and $15,422,324, respectively)	15,866,103	15,422,324
Unrealized gain (loss) on open commodity futures contracts	(3,538,688)	(3,899,053)
Receivable for shares sold	—	791,592
Dividends receivable	5,159	2,820
Interest receivable	9,081	4,127
Prepaid insurance	4,323	—
ETF transaction fees receivable	—	317

Total assets	$15,860,768	$15,836,355

Liabilities and Capital
Management fees payable (Note 4)	$16,989	$9,129
Brokerage commissions payable	2,630	2,630

Total liabilities	19,619	11,759

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000	1,000
Shareholders	15,840,149	15,823,596
Total Capital	15,841,149	15,824,596

Total liabilities and capital	$15,860,768	$15,836,355

Shares outstanding	850,040	1,000,040
Net asset value per share	$18.64	$15.82
Market value per share	$18.93	$16.30

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Financial Condition

At September 30, 2019 (Unaudited) and December 31, 2018

United States 3x Short Oil Fund

	September 30, 2019		December 31, 2018
Assets
Cash and cash equivalents (at cost $208,566 and $448,603, respectively) (Notes 2 and 6)	$208,566		$448,603
Equity in trading accounts:
Cash and cash equivalents (at cost $5,763,780 and $2,065,550, respectively)	5,763,780		2,065,550
Unrealized gain (loss) on open commodity futures contracts	1,174,289		706,174
Dividends receivable	502		553
Interest receivable	2,720		1,170
Prepaid insurance	256		—

Total assets	$7,150,113		$3,222,050

Liabilities and Capital
Management fees payable (Note 4)	$3,912		$1,858
Brokerage commissions payable	535		535

Total liabilities	4,447		2,393

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	1,000		1,000
Shareholders	7,144,666		3,218,657
Total Capital	7,145,666		3,219,657

Total liabilities and capital	$7,150,113		$3,222,050

Shares outstanding	825,040	*	125,040	*
Net asset value per share	$8.66	*	$25.75	*
Market value per share	$8.50	*	$25.04	*

* On October 3, 2019 there was a 1-for-2 reverse share split. Historical shares outstanding, net asset value per share, and market value per share have been adjusted to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Financial Condition

At September 30, 2019 (Unaudited) and December 31, 2018

USCF Funds Trust

	September 30, 2019		December 31, 2018
Assets
Cash and cash equivalents (at cost $3,723,356 and $3,962,831, respectively) (Notes 2 and 6)	$3,723,356		$3,962,831
Equity in trading accounts:
Cash and cash equivalents (at cost $21,629,883 and $17,487,874, respectively)	21,629,883		17,487,874
Unrealized gain (loss) on open commodity futures contracts	(2,364,399)		(3,192,879)
Receivable for shares sold	—		791,592
Dividends receivable	5,661		3,373
Interest receivable	11,801		5,297
Prepaid insurance	4,579		—
ETF transaction fees receivable	—		317

Total assets	$23,010,881		$19,058,405

Liabilities and Capital
Management fees payable (Note 4)	$20,901		$10,987
Brokerage commissions payable	3,165		3,165

Total liabilities	24,066		14,152

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	2,000		2,000
Shareholders	22,984,815		19,042,253
Total Capital	22,986,815		19,044,253

Total liabilities and capital	$23,010,881		$19,058,405

Shares outstanding	1,675,080	*	1,125,080	*

* On October 3, 2019 there was a 1-for-2 reverse share split for United States 3x Short Oil Fund. Historical shares outstanding, net asset value per share, and market value per share have been adjusted to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2019

United States 3x Oil Fund
	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2019 contracts, expiring October 2019*	$51,066,218	879	$(3,538,688)	(22.34)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.40%, 10/03/2019	$50,000	$49,993	0.32
2.41%, 10/10/2019	50,000	49,970	0.32
2.42%, 10/17/2019	50,000	49,947	0.32
2.37%, 10/31/2019	100,000	99,805	0.63
2.40%, 11/07/2019	50,000	49,878	0.31
2.37%, 11/21/2019	50,000	49,834	0.31
2.33%, 11/29/2019	50,000	49,811	0.31
2.16%, 12/12/2019	50,000	49,786	0.31
2.07%, 12/26/2019	50,000	49,756	0.31
2.03%, 1/09/2020	100,000	99,442	0.63
2.04%, 1/23/2020	100,000	99,361	0.63
Total Treasury Obligations		697,583	4.40

United States - Money Market Funds
Goldman Sachs Financial Square Funds - Government Fund - Class FS	2,000,000	2,000,000	12.63
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	800,000	800,000	5.05
Total Money Market Funds		2,800,000	17.68
Total Cash Equivalents		$3,497,583	22.08

*	Collateral amounted to $15,866,103 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust
Condensed Schedule of Investments (Unaudited)
At September 30, 2019

United States 3x Short Oil Fund
	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL November 2019 contracts, expiring October 2019*	$(22,586,009)	396	$1,174,289	16.43

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.40%, 11/07/2019	$50,000	$49,878	0.70
2.37%, 11/21/2019	50,000	49,834	0.70
2.33%, 11/29/2019	50,000	49,811	0.69
Total Cash Equivalents		$149,523	2.09

*	Collateral amounted to $5,763,780 on open futures contracts.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

United States 3x Oil Fund

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$3,698,276	$1,557,017	$9,504,125	$3,243,340
Change in unrealized gain (loss) on open futures contracts	(8,671,749)	(10,257)	360,365	1,611,340
Dividend income	18,111	5,368	67,540	7,758
Interest income*	50,005	19,943	153,338	49,926
ETF transaction fees	10,137	1,105	18,263	1,105

Total income (loss)	(4,895,220)	1,573,176	10,103,631	4,913,469

Expenses
Management fees (Note 4)	45,419	20,141	148,144	46,446
Brokerage commissions	32,592	8,719	91,522	21,876

Total expenses	78,011	28,860	239,666	68,322

Net income (loss)	$(4,973,231)	$1,544,316	$9,863,965	$4,845,147
Net income (loss) per share	$(8.89)	$2.77	$2.82	$35.76
Net income (loss) per weighted average share	$(6.05)	$12.40	$12.50	$44.75
Weighted average shares outstanding	821,779	124,497	789,417	108,282

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

United States 3x Short Oil Fund

	Three months ended September 30, 2019		Three months ended September 30, 2018		Nine months ended September 30, 2019		Nine months ended September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(677,830)		$(226,403)		$(668,631)		$(975,812)
Change in unrealized gain (loss) on open futures contracts	1,822,647		82,340		468,115		23,120
Realized gain (loss) on short-term investments	—		—		—		(25)
Dividend income	3,142		598		9,288		738
Interest income*	9,968		2,387		22,433		9,084
ETF transaction fees	5,657		98		7,536		561

Total income (loss)	1,163,584		(140,980)		(161,259)		(942,334)

Expenses
Management fees (Note 4)	9,112		2,097		20,363		7,377
Brokerage commissions	7,223		1,107		15,660		4,674

Total expenses	16,335		3,204		36,023		12,051

Net income (loss)	$1,147,249		$(144,184)		$(197,282)		$(954,385)
Net income (loss) per share	$(1.37	)**	$(1.46	)**	$(17.09	)**	$(14.05)**
Net income (loss) per weighted average share	$2.77	**	$(1.73	)**	$(0.71	)**	$(13.16)**
Weighted average shares outstanding	414,150	**	83,172	**	277,126	**	72,547 **

* Interest income does not exceed paid in kind of 5%.

** On October 3, 2019 there was a 1-for-2 reverse share split. The Statement of Operations have been adjusted for the periods shown to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

USCF Funds Trust

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$3,020,446	$1,330,614	$8,835,494	$2,267,528
Change in unrealized gain (loss) on open futures contracts	(6,849,102)	72,083	828,480	1,634,460
Realized gain (loss) on short-term investments	—	—	—	(25)
Dividend income	21,253	5,966	76,828	8,496
Interest income*	59,973	22,330	175,771	59,010
ETF transaction fees	15,794	1,203	25,799	1,666

Total income (loss)	(3,731,636)	1,432,196	9,942,372	3,971,135

Expenses
Management fees (Note 4)	54,531	22,238	168,507	53,823
Brokerage commissions	39,815	9,826	107,182	26,550

Total expenses	94,346	32,064	275,689	80,373

Net income (loss)	$(3,825,982)	$1,400,132	$9,666,683	$3,890,762

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2019

United States 3x Oil Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2018	$1,000	$15,823,596	$15,824,596
Additions	—	17,834,262	17,834,262
Redemptions	—	(27,681,674)	(27,681,674)
Net income (loss)	—	9,863,965	9,863,965

Balances, at September 30, 2019	$1,000	$15,840,149	$15,841,149

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2019

	Sponsor	Limited Partners	Total
Shares Outstanding, at December 31, 2018	40	1,000,000	1,000,040
Additions	—	850,000	850,000
Redemptions	—	(1,000,000)	(1,000,000)

Shares Outstanding, at September 30, 2019	40	850,000	850,040

Net Asset Value Per Share:
At December 31, 2018			$15.82
At September 30, 2019			$18.64

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2019

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total
Balances, at December 31, 2018	$1,000	$3,218,657	$3,219,657
Additions	—	11,295,336	11,295,336
Redemptions	—	(7,172,045)	(7,172,045)
Net income (loss)	—	(197,282)	(197,282)

Balances, at September 30, 2019	$1,000	$7,144,666	$7,145,666

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2019

	Sponsor	Limited Partners		Total
Shares Outstanding, at December 31, 2018	40	125,000	*	125,040
Additions	—	1,425,000	*	1,425,000
Redemptions	—	(725,000	)*	(725,000)

Shares Outstanding, at September 30, 2019	40	825,000	*	825,040

Net Asset Value Per Share:
At December 31, 2018				$25.75	*
At September 30, 2019				$8.66	*

* On October 3, 2019 there was a 1-for-2 reverse share split. The Statement of Changes in Shares Outstanding has been adjusted for the period shown to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statement of Changes in Capital (Unaudited)

For the nine months ended September 30, 2019

USCF Funds Trust

	Sponsor	Shareholders	Total
Balances, at December 31, 2018	$2,000	$19,042,253	$19,044,253
Additions	—	29,129,598	29,129,598
Redemptions	—	(34,853,719)	(34,853,719)
Net income (loss)	—	9,666,683	9,666,683

Balances, at September 30, 2019	$2,000	$22,984,815	$22,986,815

Condensed Statement of Changes in Shares Outstanding (Unaudited)

For the nine months ended September 30, 2019

	Sponsor	Limited Partners		Total
Shares Outstanding, at December 31, 2018	80	1,125,000	*	1,125,080
Additions	—	2,275,000	*	2,275,000
Redemptions	—	(1,725,000	)*	(1,725,000)

Shares Outstanding, at September 30, 2019	80	1,675,000	*	1,675,080

* On October 3, 2019 there was a 1-for-2 reverse share split for United States 3x Short Oil Fund. The Statement of Changes in Shares Outstanding has been adjusted for the period shown to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

United States 3x Oil Fund

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$9,863,965	$4,845,147
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(360,365)	(1,611,340)
(Increase) decrease in dividends receivable	(2,339)	(1,595)
(Increase) decrease in interest receivable	(4,954)	(2,449)
(Increase) decrease in prepaid insurance	(4,323)	—
(Increase) decrease in ETF transaction fees receivable	317	—
(Increase) decrease in other assets	—	848
Increase (decrease) in management fees payable	7,860	4,136
Increase (decrease) in brokerage commissions payable	—	750
Net cash provided by (used in) operating activities	9,500,161	3,235,497

Cash Flows from Financing Activities:
Addition of shares	18,625,854	2,762,087
Redemption of shares	(27,681,674)	—
Net cash provided by (used in) financing activities	(9,055,820)	2,762,087

Net Increase (Decrease) in Cash and Cash Equivalents	444,341	5,997,584

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	18,936,552	3,780,699
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$19,380,893	$9,778,283

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$3,514,790	$2,097,287
Equity in Trading Accounts:
Cash and Cash Equivalents	15,866,103	7,680,996
Total Cash, Cash Equivalents and Equity in Trading Accounts	$19,380,893	$9,778,283

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

United States 3x Short Oil Fund

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$(197,282)	$(954,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(468,115)	(23,120)
(Increase) decrease in dividends receivable	51	(192)
(Increase) decrease in interest receivable	(1,550)	146
(Increase) decrease in prepaid insurance	(256)	—
(Increase) decrease in other assets	—	848
Increase (decrease) in management fees payable	2,054	(1,115)
Increase (decrease) in brokerage commissions payable	—	250
Net cash provided by (used in) operating activities	(665,098)	(977,568)

Cash Flows from Financing Activities:
Addition of shares	11,295,336	1,042,105
Redemption of shares	(7,172,045)	(372,440)
Net cash provided by (used in) financing activities	4,123,291	669,665

Net Increase (Decrease) in Cash and Cash Equivalents	3,458,193	(307,903)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	2,514,153	1,315,082
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$5,972,346	$1,007,179

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$208,566	$212,446
Equity in Trading Accounts:
Cash and Cash Equivalents	5,763,780	794,733
Total Cash, Cash Equivalents and Equity in Trading Accounts	$5,972,346	$1,007,179

See accompanying notes to condensed financial statements.

USCF Funds Trust

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

USCF Funds Trust

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Cash Flows from Operating Activities:
Net income (loss)	$9,666,683	$3,890,762
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(828,480)	(1,634,460)
(Increase) decrease in dividends receivable	(2,288)	(1,787)
(Increase) decrease in interest receivable	(6,504)	(2,303)
(Increase) decrease in prepaid insurance	(4,579)	—
(Increase) decrease in ETF transaction fees receivable	317	—
(Increase) decrease in other assets	—	1,696
Increase (decrease) in management fees payable	9,914	3,021
Increase (decrease) in brokerage commissions payable	—	1,000
Net cash provided by (used in) operating activities	8,835,063	2,257,929

Cash Flows from Financing Activities:
Addition of shares	29,921,190	3,804,192
Redemption of shares	(34,853,719)	(372,440)
Net cash provided by (used in) financing activities	(4,932,529)	3,431,752

Net Increase (Decrease) in Cash and Cash Equivalents	3,902,534	5,689,681

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	21,450,705	5,095,781
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$25,353,239	$10,785,462

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$3,723,356	$2,309,733
Equity in Trading Accounts:
Cash and Cash Equivalents	21,629,883	8,475,729
Total Cash, Cash Equivalents and Equity in Trading Accounts	$25,353,239	$10,785,462

See accompanying notes to condensed financial statements.

USCF Funds Trust

Notes to Condensed Financial Statements

For the period ended September 30, 2019 (Unaudited)

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

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the USCF Crescent Crypto Index Fund (“XBET”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. XBET is currently in registration and has not commenced operations. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

USOD remained in compliance from such date through September 30, 2019. However, there can be no assurance that USOD will be able to maintain compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements. See “Item 1A. Risk Factors - Other Risks” - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

On October 3, 2019, after the close of trading on the NYSE Arca, USOD effected a 1-for-2 reverse share split and post-split shares of USOD began trading on October 4, 2019. As a result of the reverse share split, every two pre-split shares of USOD were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,650,040 shares of USOD issued and outstanding, representing a per share NAV of $4.33. Immediately after the reverse share split, the number of issued and outstanding shares of USOD decreased to 825,040, not accounting for fractional shares, and the per share NAV increased to $8.66. In connection with the reverse share split, the CUSIP number for USOD’s shares changed to 91733T505. USOD’s ticker symbol, “USOD,” remains the same.

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

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2019 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of September 30, 2019, USCF held 40 shares of each of USOU and USOD.

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

NOTE 3 — TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of September 30, 2019, RMLP and MLPD were no longer in registration. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of September 30, 2019, USCF held 40 shares of each of USOU and USOD.

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

USOU’s shares began trading on July 20, 2017. As of September 30, 2019, USOU held 879 Futures Contracts on the New York Mercantile Exchange (“NYMEX”), totaling 879 futures contracts.

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

USOD’s shares began trading on July 20, 2017. As of September 30, 2019, USOD held 396 Futures Contracts on the NYMEX, totaling 396 futures contracts.

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

Ongoing Registration Fees and Other Offering Expenses

The Trust Series pay (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLP Shares, LLC, as may be disclosed from time to time. During the nine months ended September 30, 2019 and 2018 did not incur registration fees or other offering expenses.

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

Other Expenses and Fees

In addition to the fees described above, each of the Funds pay all brokerage fees and other expenses in connection with the operation of such Fund, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below.

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

USOU

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Total commissions accrued to brokers	$91,522	$21,876
Total commissions as annualized percentage of average total net assets	0.59%	0.45%
Commissions accrued as a result of rebalancing	$86,849	$21,512
Percentage of commissions accrued as a result of rebalancing	94.89%	98.34%
Commissions accrued as a result of creation and redemption activity	$4,673	$364
Percentage of commissions accrued as a result of creation and redemption activity	5.11%	1.66%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a higher number of contracts held and traded.

USOD

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Total commissions accrued to brokers	$15,660	$4,674
Total commissions as annualized percentage of average total net assets	0.73%	0.60%
Commissions accrued as a result of rebalancing	$14,249	$4,529
Percentage of commissions accrued as a result of rebalancing	90.99%	96.90%
Commissions accrued as a result of creation and redemption activity	$1,411	$145
Percentage of commissions accrued as a result of creation and redemption activity	9.01%	3.10%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a higher number of contracts held and traded.

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

All of the futures contracts held by USOU and USOD through September 30, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

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

The Sponsor invests a portion of the Trust Series' cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2019, USOU held investments in money market funds in the amount of $2,800,000. As of September 30, 2019, USOD did not hold any investments in money market funds. As of December 31, 2018, USOU and USOD held investments in money market funds in the amounts of $2,319,000 and $345,000, respectively. USOU and USOD also hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2019 and December 31, 2018, USOU held cash deposits and investments in Treasuries in the amounts of $16,580,892 and $16,617,552, respectively, with the custodian and FCM. As of September 30, 2019 and December 31, 2018, USOD held cash deposits and investments in Treasuries in the amounts of $5,972,346 and $2,169,153, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU's or USOD's custodian and/or FCM cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the nine months ended September 30, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

USOU

	For the nine months ended September 30, 2019 (Unaudited)	For the nine months ended September 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$15.82	$44.83
Total income (loss)	3.12	36.39
Total expenses	(0.30)	(0.63)
Net increase (decrease) in net asset value	2.82	35.76
Net asset value, end of period	$18.64	$80.59

Total Return	17.83%	79.77%

Ratios to Average Net Assets
Total income (loss)	48.46%	75.17%
Management fees*	0.95%	0.95%
Expenses excluding management fees*	0.59%	0.45%
Net income (loss)	47.31%	74.12%

* Annualized.

USOD

	For the nine months ended September 30, 2019 (Unaudited)		For the nine months ended September 30, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$25.75	*	$22.42	*
Total income (loss)	(16.96	)*	(13.88	)*
Total expenses	(0.13	)*	(0.17	)*
Net increase (decrease) in net asset value	(17.09	)*	(14.05	)*
Net asset value, end of period	$8.66	*	$8.37	*

Total Return	(66.37)%		(62.71)%

Ratios to Average Net Assets
Total income (loss)	(5.63)%		(90.76)%
Management fees**	0.95%		0.95%
Expenses excluding management fees**	0.73%		0.60%
Net income (loss)	(6.88)%		(91.92)%

* On October 3, 2019, there was a 1-for-2 reverse share split. The Financial Highlights have been adjusted for the period shown to reflect the 1-for-2 reverse share split on a retroactive basis.

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

The following table summarizes the valuation of USOU’s securities at September 30, 2019 using the fair value hierarchy:

At September 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$3,497,583	$3,497,583	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,538,688)	(3,538,688)	—	—

During the nine months ended September 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOU’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$3,462,297	$3,462,297	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(3,899,053)	(3,899,053)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at September 30, 2019 using the fair value hierarchy:

At September 30, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$149,523	$149,523	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	1,174,289	1,174,289	—	—

During the nine months ended September 30, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USOD’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$593,087	$593,087	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	706,174	706,174	—	—

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

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$(3,538,688)	$(3,899,053)

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$1,174,289	$706,174

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOU

		For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$9,504,125		$3,243,340

	Change in unrealized gain (loss) on open positions		$360,365		$1,611,340

The Effect of Derivative Instruments on the Condensed Statements of Operations of USOD

		For the nine months ended September 30, 2019		For the nine months ended September 30, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(668,631)		$(975,812)

	Change in unrealized gain (loss) on open positions		$468,115		$23,120

NOTE 9- SUBSEQUENT EVENTS

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

USOU's shares began trading on July 20, 2017. As of September 30, 2019, USOU held 879 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

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

USOD's shares began trading on July 20, 2017. As of September 30, 2019, USOD held 396 NYMEX WTI Crude Oil Futures CL contracts and did not hold ICE WTI Crude Oil Futures contracts.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As of September 30, 2019, USOU and USOD held 879 and 396 NYMEX WTI Crude Oil Futures CL contracts, respectively, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the nine months ended September 30, 2019, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the nine months ended September 30, 2019, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Price Movements

Crude oil futures prices were volatile during the nine months ended September 30, 2019. The price of the Benchmark Oil Futures Contract started the period at $45.41 per barrel. The high of the period was on April 23, 2019 when the price reached $66.30 per barrel. The low of the period was the starting price for the period, which was $45.41 per barrel. The period ended with the Benchmark Oil Futures Contracts at $54.07 per barrel, an increase of approximately 19.07% over the period. USOU’s per share NAV began the period at $15.82 and ended the period at $18.64 on September 30, 2019, an increase of approximately 17.83% over the period. USOU’s per share NAV reached its high for the period on April 23, 2019 at $43.72 and its low for the period was at the beginning of the period when it was $15.82. USOD's per share NAV began the period at $25.75* and ended the period at $8.66* on September 30, 2019, a decrease of approximately (66.37)% over the period. USOD's per share NAV reached its high for the period on the beginning of period at $23.82* and reached its low for the period on September 16, 2019 at $5.74*. The Benchmark Oil Futures Contract prices listed above began with the February 2019 contracts and ended with the November 2019 contracts. The increase of approximately 19.07% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude Oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USOU and USOD seek to track, which are more fully described below in the section titled “Tracking Each Trust Series' Benchmark.”

* Adjusted to give effect to the reverse share split of 1-for-2 executed on October 3, 2019.

During the nine months ended September 30, 2019, the crude oil futures market was states of both contango and backwardation. On days when the market is in contango the price of the near month crude Oil Futures Contract is lower than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude Oil Futures Contract is higher than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Impact of Contango and Backwardation on Total Returns” below.

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

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As of September 30, 2019, USOU had issued 1,850,040 shares, 850,040 of which were outstanding. As of September 30, 2019, there were 28,150,000 remaining shares registered but not yet issued. More shares may have been issued by USOU than are outstanding due to the redemption of shares.

In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of September 30, 2019, USCF held 40 shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As of September 30, 2019, USOD had issued 3,150,040 shares, 1,650,040 of which were outstanding. As of September 30, 2019, there were 26,850,000 remaining shares registered but not yet issued. More shares may have been issued by USOD than are outstanding due to the redemption of shares. On October 3, 2019, after the close of trading on the NYSE Arca, USOD effected a 1-for-2 reverse share split and post-split shares of USOD began trading on October 4, 2019. As a result of the reverse share split, every two pre-split shares of USOD were automatically exchanged for one post-split share. Immediately prior to the reverse split, there were 1,650,040 shares of USOD issued and outstanding, representing a per share NAV of $4.33. Immediately after the reverse share split, the number of issued and outstanding shares of USOD decreased to 825,040, not accounting for fractional shares, and the per share NAV increased to $8.66.

Unlike funds that are registered under the 1940 Act, shares that have been redeemed by the Trust Series cannot be resold. As a result, each Trust Series contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2019, USOU and USOD had the following Authorized Participants: RBC Capital Markets LLC and Merrill Lynch Professional Clearing Corp..

For the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

USOU

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Average daily total net assets	$20,849,318	$6,536,695
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$220,878	$57,684
Annualized yield based on average daily total net assets	1.42%	1.18%
Management fee	$148,144	$46,446
Total fees and other expenses excluding management fees	$91,522	$21,876
Total commissions accrued to brokers	$91,522	$21,876
Total commissions as annualized percentage of average total net assets	0.59%	0.45%
Commissions accrued as a result of rebalancing	$86,849	$21,512
Percentage of commissions accrued as a result of rebalancing	94.89%	98.34%
Commissions accrued as a result of creation and redemption activity	$4,673	$364
Percentage of commissions accrued as a result of creation and redemption activity	5.11%	1.66%

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

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due primarily to USOU’s larger size as measured by total net assets.

The increase in USOU's total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a higher number of contracts traded.

USOD

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Average daily total net assets	$2,865,766	$1,038,240
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$31,721	$9,822
Annualized yield based on average daily total net assets	1.48%	1.26%
Management fee	$20,363	$7,377
Total fees and other expenses excluding management fees	$15,660	$4,674
Total commissions accrued to brokers	$15,660	$4,674
Total commissions as annualized percentage of average total net assets	0.73%	0.60%
Commissions accrued as a result of rebalancing	$14,249	$4,529
Percentage of commissions accrued as a result of rebalancing	90.99%	96.90%
Commissions accrued as a result of creation and redemption activity	$1,411	$145
Percentage of commissions accrued as a result of creation and redemption activity	9.01%	3.10%

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

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 was due primarily to USOD’s larger size as measured by total net assets.

The increase in USOD's total commissions accrued to brokers for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due primarily to a higher number of contracts traded.

For the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

USOU

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Average daily total net assets	$18,968,004	$8,411,293
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$68,116	$25,311
Annualized yield based on average daily total net assets	1.42%	1.19%
Management fee	$45,419	$20,141
Total fees and other expenses excluding management fees	$32,592	$8,719
Total commissions accrued to brokers	$32,592	$8,719
Total commissions as annualized percentage of average total net assets	0.68%	0.41%
Commissions accrued as a result of rebalancing	$29,533	$8,355
Percentage of commissions accrued as a result of rebalancing	90.61%	95.83%
Commissions accrued as a result of creation and redemption activity	$3,059	$364
Percentage of commissions accrued as a result of creation and redemption activity	9.39%	4.17%

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

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due primarily to USOU’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to a higher number of contracts traded.

USOD

	For the three months ended September 30, 2019	For the three months ended September 30, 2018
Average daily total net assets	$3,805,018	$876,037
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$13,110	$2,985
Annualized yield based on average daily total net assets	1.37%	1.35%
Management fee	$9,112	$2,097
Total fees and other expenses excluding management fees	$7,223	$1,107
Total commissions accrued to brokers	$7,223	$1,107
Total commissions as annualized percentage of average total net assets	0.75%	0.50%
Commissions accrued as a result of rebalancing	$6,292	$1,078
Percentage of commissions accrued as a result of rebalancing	87.11%	97.38%
Commissions accrued as a result of creation and redemption activity	$931	$29
Percentage of commissions accrued as a result of creation and redemption activity	12.89%	2.62%

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

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2019, compared to the three months ended September 30, 2018 was due primarily to USOD’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to a higher number of contracts traded.

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

The Trust Series use leverage and should produce returns for a single day that are more volatile than that of the Benchmark Oil Futures Contract. During periods of market volatility, the volatility of the Benchmark Oil Futures Contract may affect each Trust Series’ return as much as or more than the return of the Benchmark Oil Futures Contract. Market disruptions may result in, among other things, unexpected large margin calls, large numbers of shares of a Trust Series being issued or redeemed by such Trust Series through creation baskets or redemption baskets, NYMEX suspension of trading in the Benchmark Oil Futures Contracts, application of position limits or other or regulatory action. During such market disruptions, USCF, in its sole discretion, may take actions to address the price variability in the Benchmark Oil Futures Contracts that could cause the Trust Series to significantly deviate from the such Trust Series’ investment objective. Such actions could have a significant negative impact on the per share NAV and total return of a Trust Series as well as the ability of the Trust Series to track three times (3x), in the case of USOU, or three times the inverse (-3x), in the case of USOD, of the daily changes in the price of the Benchmark Oil Futures Contract in the manner intended to meet its investment objective. Consequently, the per share value of a Trust Series may vary significantly from its investment objective and you could lose all or substantially all of your investment in a Trust Series.

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

For the 30 valuation days ended September 30, 2019, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.039% for USOU and (0.039)% for USOD, while the simple average daily change in the per share NAV of USOU and USOD over the same time period was 0.041% and (0.033)%, respectively. The average daily difference for USOU was 0.002% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%) and for USOD it was 0.006% (or 0.6 basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (2.058)% for USOU and was (1.888)% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark times three tracking goal.

Since the commencement of the offering of USOU and USOD’s shares to the public on July 20, 2017 to September 30, 2019, the simple average daily change in the Benchmark Oil Futures Contract times three was 0.129% for USOU and (0.129)% for USOD, while the simple average daily change in the per share NAV of USOU over the same time period was 0.128% and for USOD it was (0.132)%. The average daily difference for USOU was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%) and for USOD was (0.003)% (or (0.3) basis points). As a percentage of the daily movement of the Benchmark Oil Futures Contract, the average error in daily tracking by the per share NAV was (0.122)% for USOU and was (0.002)% for USOD, meaning that over this time period USOU and USOD’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal multiplied by three.

The following two graphs demonstrate the correlation between the changes in USOU’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2019. The second graph measures monthly changes since inception on July 20, 2017 through September 30, 2019.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The following two graphs demonstrate the correlation between the changes in USOD’s NAV and the changes in the Benchmark Oil Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2019. The second graph measures monthly changes since inception on July 20, 2017 through September 30, 2019.

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

For USOU, for the nine months ended September 30, 2019, the actual total return of USOU as measured by changes in its per share NAV was 17.83%. This is based on an initial per share NAV of $15.82 as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $18.64. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $18.64 as of September 30, 2019, for a total return over the relevant time period of 17.83%. There was no difference between the actual per share NAV total return of USOU of 17.83% and the expected total return based on the Benchmark Oil Futures Contract times three of 17.83%, which is to say that USOU’s actual total return performed exactly the same as its benchmark by that percentage. USOU incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

By comparison, for the nine months ended September 30, 2018, the actual total return of USOU as measured by changes in its per share NAV was 79.77%. This was based on an initial per share NAV of $44.83 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $80.59. During this time period, USOU made no distributions to its shareholders. However, if USOU’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOU would have had an estimated per share NAV of $57.00 as of September 30, 2018, for a total return over the relevant time period of 27.15%. The difference between the actual per share NAV total return of USOU of 79.77% and the expected total return based on the Benchmark Oil Futures Contract times three of 27.15% was an error over the time period of 52.62%, which is to say that USOU’s actual total return outperformed its benchmark by that percentage. USOU incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USOU to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

For USOD, for the nine months ended September 30, 2019, the actual total return of USOD as measured by changes in its per share NAV was (66.37)%. This is based on an initial per share NAV of $25.75* as of December 31, 2018 and an ending per share NAV as of September 30, 2019 of $8.66*. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $8.72* as of September 30, 2019, for a total return over the relevant time period of (66.14)%. The difference between the actual per share NAV total return of USOD of (66.37)% and the expected total return based on the Benchmark Oil Futures Contract times three of (66.14)% was an error over the time period of (0.23)%, which is to say that USOD’s actual total return underperformed its benchmark by that percentage. USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-2 executed on October 3, 2019.

By comparison, for the nine months ended September 30, 2018, the actual total return of USOD as measured by changes in its per share NAV was (62.71)%. This was based on an initial per share NAV of $22.42* as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $8.37*. During this time period, USOD made no distributions to its shareholders. However, if USOD’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Oil Futures Contract times three, USOD would have had an estimated per share NAV of $8.44 as of September 30, 2018, for a total return over the relevant time period of (24.67)%. The difference between the actual per share NAV total return of USOD of (62.71)% and the expected total return based on the Benchmark Oil Futures Contract times three of (24.71)% was an error over the time period of (38.00)%, which is to say that USOD’s actual total return underperformed its benchmark by that percentage. USOD incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of USOD to track slightly lower or higher than daily changes in the price of the Benchmark Oil Futures Contract.

* Adjusted to give effect to the reverse share split of 1-for-2 executed on October 3, 2019.

There are currently three factors that have impacted or are most likely to impact USOU or USOD's ability to accurately track Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD's attempt to track the Benchmark Oil Futures Contract.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU or USOD are not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2019. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD's NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses, USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to decrease over the near future from recent highs. It is anticipated that fees and expenses paid by USOU or USOD may continue to be lower than interest earned by USOU or USOD. As such, USCF anticipates that each of USOU or USOD could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by USOU or USOD, respectively.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the nine months ended September 30, 2019, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat less often than contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, moderated the inventory build-up and led to reduced levels of contango by 2011. However, at the end of November 2014, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries (“OPEC”) voted to defend its market share against U.S. shale-oil producers, resulting in another period during which the crude oil market remained primarily in contango. This period of contango continued through December 31, 2017. Declining global crude oil inventories caused the market to flip into backwardation at the beginning of 2018 through late October 2018, at which point ongoing supply growth in the U.S., combined with increased OPEC production, once again led market participants to fear another global glut of crude oil. The crude oil market remained in contango through September 30, 2019.

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

Crude Oil Market. During the nine months ended September 30, 2019, crude oil prices traded in a range between $45.41 to $66.30. Crude oil rose over 19.07% from the end of 2018 through September 30, 2019 finishing the quarter at $54.07. Crude is down 18.45% since its April high as a result of falling global growth forecasts, negative economic news, and persistently declining oil demand growth, all of which were at least partially the result of the ongoing trade wars. Prices briefly spiked 14.68% following the September 16th attacks on Saudi oil facilities that knocked out five percent of global daily supply, but quickly fell back on ongoing negative sentiment and economic news. As of the end of the third quarter of 2019, U.S. crude storage was 5% higher than a year ago, and 1% higher than the five-year average level. OPEC has pledged to do “whatever it takes” to support oil prices, however some signs of fraying alliance between Russia and Saudi Arabia could put such efforts in jeopardy. While OPEC has been aggressive about meeting target cuts, continued growth in U.S. shale production also threatens to oversupply the market relative to demand growth. All three major energy agencies (OPEC, EIA, IEA) have lowered their 2019 demand growth forecasts. Should demand continue moderating or turn negative, crude prices would likely fall further. However, geopolitical risk has increased, while a geopolitical risk premium only briefly materialized in the price of crude. Further surprise attacks on crude infrastructure or conflicts in the Middle East would likely create severe volatility to the upside, should such events occur.

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

For the ten-year time period between September 30, 2009 and September 30, 2019, the table below compares the monthly movements of crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of crude oil on a monthly basis exhibited strong correlation with unleaded gasoline and diesel-heating oil, moderate correlation with the movements of large cap U.S. equities and global equities, little correlation with natural gas, and moderate negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
September 30, 2009 – September 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.407)	0.959	0.450	0.410	0.109	0.483
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.383)	(0.286)	(0.341)	(0.066)	(0.391)
Global Equities (FTSE World Index)			1.000	0.474	0.444	0.104	0.515
Unleaded Gasoline				1.000	0.674	0.103	0.654
Diesel-Heating Oil					1.000	0.105	0.782
Natural Gas						1.000	0.072
Crude Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one year period ended September 30, 2019, movements of crude oil displayed strong correlation with unleaded gasoline, diesel-heating oil, large cap U.S. equities and global equities, and moderate negative correlation with U.S. government bonds and natural gas.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE		Diesel-
Correlation Matrix	(S&P	Bond	World	Unleaded	Heating	Natural	Crude
12 Months ended September 30, 2019*	500)	Index)	Index)	Gasoline	Oil	Gas	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.337)	0.992	0.619	0.642	0.271	0.737
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.320)	(0.340)	(0.566)	(0.219)	(0.382)
Global Equities (FTSE World Index)			1.000	0.633	0.665	0.192	0.762
Unleaded Gasoline				1.000	0.736	(0.304)	0.789
Diesel-Heating Oil					1.000	(0.307)	0.953
Natural Gas						1.000	(0.323)
Crude Oil							1.000

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

USOD remained in compliance from such date through September 30, 2019. However, there can be no assurance that USOD will continue to be in compliance with the market value requirement or otherwise maintain compliance with the other NYSE Arca listing requirements in the future. See “Item 1A. Risk Factors - Other Risks" - “NYSE Arca may halt trading in the Fund’s shares, which would adversely impact an investor’s ability to sell shares” and “A Fund could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series' NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the nine months ended September 30, 2019, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2019, each Trust Series did not use other assets to pay expenses. To the extent expenses exceed income, a Trust Series' NAV will be negatively impacted.

Each Trust Series' investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. In addition, market disruptions also may result in, among other things, unexpected large margin calls, large numbers of shares of a Trust Series being issued or redeemed by such Trust Series through creation baskets or redemption baskets, NYMEX suspension of trading in the Oil Futures Contracts, application of position limits or other or regulatory action. During such market disruptions, USCF, in its sole discretion, may take actions to address the price variability in the Oil Futures Contracts that could cause a Trust Series to significantly deviate from its investment objective. During the nine months ended September 30, 2019, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

As of September 30, 2019, USOU and USOD held cash deposits and investments in Treasuries and money market funds in the amount of $19,380,893 and $5,972,346 respectively, with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should the Trust Series' custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2019, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of September 30, 2019 and have no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

Each Trust Series pays its own brokerage and other transaction costs. Each Trust Series pays fees to FCMs in connection with its transactions in Futures Contracts. For the nine months ended September 30, 2019, FCM fees were approximately 0.59% of average daily total net assets for USOU and approximately 0.73% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated.

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

As of September 30, 2019, USOU's portfolio consisted of 879 WTI Crude Oil Futures CL contracts traded on the NYMEX and USOD's portfolio consisted of 396 WTI Crude Oil Futures CL contracts traded on the NYMEX. For a list of each of USOU and USOD's current holdings, please see www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2019, each Trust Series limited its OTC activities to EFRP transactions.

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

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 20, 2017, USCF made contributions of capital to the Trust of $1,000 and $1,000 as initial contributions of capital for each of USOU and USOD. On July 20, 2017, each of USOU and USOD issued 40 Sponsor Shares to USCF in exchange for the previously received capital contribution. The issuance of such shares of USOU and USOD was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

(b)	The Trust’s Registration Statement on Form S-1 (Registration No. 333-214825) with respect to its initial public offering of shares of the United States 3x Oil Fund, a series of the Registrant (“USOU”), and Registration Statement on Form S-1 (Registration No. 333-214881) with respect to its initial public offering of shares of the United States 3x Short Oil Fund, a series of the Registrant (“USOD,” and together with USOU, the “Trust Series”), were declared effective on July 19, 2017. Each of the registration statements registered 30,000,000 shares of the applicable Trust Series at a proposed maximum offering price per share of $25 and a proposed maximum aggregate offering price of $750,000,000. Each offering of shares of USOU and USOD pursuant to the registration statements described above commenced on July 20, 2017 and remains ongoing and has not terminated. Shares of each of USOU and USOD are sold to institutional firms call “Authorized Participants” that purchase shares in blocks of 50,000 shares called “baskets” through each Trust Series’ marketing agent, ALPS Distributors, Inc. RBC Capital Markets LLC is the initial Authorized Participant for each Trust Series. From July 19, 2017 to September 30, 2017, USOU has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00 and USOD has sold 100,000 shares (consisting of 2 creation baskets) with an aggregate offering price of $25.00. The net offering proceeds to USOU with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net offering proceeds to USOD with respect to the above sales were $2,500,000, after deducting the payment of distribution-related services paid by the Registrant of $0 and other offering expenses paid by the Registrant of $0. The net proceeds of each offering have been invested in commodity futures contracts and treasury obligations. There has been no material change in the planned use of proceeds from the offering of shares of USOU and USOD as described in the prospectus for each such Trust Series.

(c)	USOU does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOU redeemed 11 baskets (comprising 550,000 shares) during the third quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/19 to 7/31/19	250,000	$28.16
8/1/19 to 8/31/19	100,000	$22.50
9/1/19 to 9/30/19	200,000	$23.02
Total	550,000

(d)	USOD does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, USOD redeemed 13* baskets (comprising 625,000* shares) during the third quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed		Average Price Per Share
7/1/19 to 7/31/19	—		$—
8/1/19 to 8/31/19	100,000	*	$10.53	*
9/1/19 to 9/30/19	525,000	*	$8.02	*
Total	625,000	*

* Adjusted to give effect to the reverse share split of 1-for-2 executed on October 3, 2019.

Item	3. Defaults Upon Senior Securities.

Not applicable.

Item	4. Mine Safety Disclosures.

Not applicable.

Item	5. Other Information.

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

Date: November 13, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2019