Form 10-K
period 2019-12-31
USCF Funds Trust
filed 2020-03-16
CIK 1671686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019.

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

(510) 522-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares of United States 3x Oil Fund	NYSE Arca Equities, Inc.
Shares of United States 3x Short Oil Fund	NYSE Arca Equities, Inc.
(Title of each series)	(Name of exchange on which registered)

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

The aggregate market value of the shares of each series of the registrant held by non-affiliates as of June 30, 2019 and the number of outstanding shares of each series of the registrant as of December 31, 2019 are included in the table below:

	Aggregate Market Value of Each Series’ Shares Held by Non-Affiliates as of June 30, 2019	Number of Outstanding Shares as of December 31, 2019
United States 3x Oil Fund*	$22,848,000	NA
United States 3x Short Oil Fund*	2,827,000	NA
Total*	$25,675,000	NA

* USOU and USOD ceased trading on the NYSE Arca on December 12, 2019 and the liquidation date for each of the Funds was December 18, 2019 and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD, respectively, on or about December 19, 2019.

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

The Trust and Trust Series maintain their main business offices at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596.

On November 20, 2019, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USOU and USOD together with a plan of liquidation for each of USOU and USOD. The USCF Funds Trust, including each of its series USOU and USOD filed a current report on Form 8-K dated November 20, 2019 with the U.S. Securities and Exchange Commission (“SEC”) that included, as an exhibit, the press release, and the applicable plan of liquidation. In addition, each of USOU and USOD filed a prospectus supplement with the SEC dated November 19, 2019.

The liquidation date for each of USOU and USOD was December 18, 2019 and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD, respectively, on or about December 19, 2019. Each of USOU and USOD also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USOU and USOD, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USOU and USOD.

Given the closing and liquidation of USOU and USOD as described above, all of the forward-looking statements, strategy, trading, risk factors, marketing, operational and other information set forth in this Annual Report on Form 10-K (the “Annual Report”), to the extent that such information refers to future operations, is no longer effective. USOU and USOD have ceased doing business and dissolved, except to the extent necessary to wind down USOU and USOD.

Investment Objective of the Funds

United States 3x Oil Fund

The investment objective of USOU was for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF endeavored to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOU sought a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and did not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

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

USOU’s shares began trading on July 20, 2017 and ceased trading on December 12, 2019. As of December 31, 2019, USOU had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

United States 3x Short Oil Fund

The investment objective of USOD was for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavored to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOD sought a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and did not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

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

USOD’s shares began trading on July 20, 2017 and ceased trading on December 12, 2019. As of December 31, 2019, USOD had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”) which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”). Mr. Nicholas D. Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares of Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”) and USCF SummerHaven Dynamic Commodity Index Total ReturnSM (“SDCI”), each a series of the USCF ETF Trust. USCF Advisers LLC also served as the investment adviser to the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust, which liquidated all of its assets and distributed cash pro rata to all remaining shareholders in March 2019. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States 12 Month Natural Gas Fund, LP (“UNL”), and the United States Brent Oil Fund, LP (“BNO”). USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust. (“USCIFT”). XBET is currently in registration and has not commenced operations. USCF previously served as the sponsor for the United States Agriculture Index Fund (“USAG”), which was liquidated in 2018.

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

As noted above, on November 20, 2019, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USOU and USOD together with a plan of liquidation for each of USOU and USOD. The USCF Funds Trust, including each of its series USOU and USOD filed a current report on Form 8-K dated November 20, 2019 with the U.S. Securities and Exchange Commission (“SEC”) that included, as an exhibit, the press release and the applicable plan of liquidation. In addition, each of USOU and USOD filed a prospectus supplement with the SEC dated November 19, 2019.

The liquidation date for each of USOU and USOD was December 18, 2019 and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD, respectively, on or about December 19, 2019. Each of USOU and USOD also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USOU and USOD, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USOU and USOD.

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in USOU or USOD may call 1-800-920-0259 or visit www.uscfinvestments.com or the SEC’s website at www.sec.gov.

USCF was required to evaluate the credit risk of each Trust Series to the futures commission merchant (“FCM”), oversee the purchase and sale of each Trust Series’ shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of each Trust Series and manage each Trust Series’ investments. USCF also paid the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for each Trust Series (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for each Trust Series.

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

How Does Each Trust Series Operate?

An investment in the shares provided a means for diversifying an investor’s portfolio or hedging exposure to changes in oil prices. An investment in the shares allowed both retail and institutional investors to easily gain this exposure to the crude oil market in a transparent, cost-effective manner. However, each Trust Series was not appropriate for all investors and presents many different risks than other types of funds, including risks associated with the use of leverage. Each Trust Series was intended to be a daily trading tool for sophisticated investors to manage daily trading risks. Each Trust Series used leverage and should produce returns for a single day that are more volatile than that of the Benchmark Oil Futures Contract. Additionally, each Trust Series was designed to achieve its stated investment objective on a daily basis, but its performance over different periods of time can differ significantly from its stated daily objective. Each Trust Series was riskier than securities that have intermediate or long-term investment objectives, and may not be suitable for investors who plan to hold shares of each Trust Series for a period other than one day. The return of a Trust Series for a period longer than a single day was the result of its return for each day compounded over the period and usually will differ from the -300% of the performance of the Benchmark Oil Futures Contract for the same period. Daily compounding of each Trust Series investment returns could dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to each Trust Series return for a period as the return of the Benchmark Oil Futures Contract. Accordingly, each Trust Series should be purchased only by knowledgeable investors who understand the potential consequences of seeking daily compounding leveraged short investment results. Investors should actively and frequently monitor their investments in each Trust Series, even intra-day. It is possible that you will suffer significant losses in each Trust Series even if the long-term performance of the Benchmark Oil Futures Contract is negative. As noted above, as of the filing of this annual report on Form 10-K, USOU and USOD are no longer issuing shares and terminated the offering of registered and unsold shares.

How USOU Seeks to Achieve Its Investment Objective. The Fund sought, on a daily basis, to provide investment results that correspond (before fees and expenses) to three times (3x) the performance of the Benchmark Oil Futures Contract. The Fund did not seek to achieve its stated objective over a period greater than a single day. Because the Fund sought investment results for a single day only (as measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation) and on a leveraged basis, the Fund was different from most exchange-traded funds.

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

How USOD Seeks to Achieve Its Investment Objective. The Fund sought, on a daily basis, to provide investment results that correspond (before fees and expenses) to three times the inverse (-3x) of the performance of the Benchmark Oil Futures Contract. The Fund did not seek to achieve its stated objective over a period greater than a single day. Because the Fund sought investment results for a single day only (as measured from the time the Fund calculates its NAV to the time of the Fund’s next NAV calculation) and on an inverse leveraged basis, the Fund was different from most exchange-traded funds.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As noted above, USOU and USOD ceased trading on the NYSE Arca on December 12, 2019 and the Funds’ liquidation date was December 18, 2019. Therefore, as of December 31, 2019, USOU and USOD did not hold NYMEX WTI Crude Oil Futures CL contracts, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2019, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2019, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

BBH&Co.’s principal business address is 50 Post Office Square, Boston, MA 02110-1548. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

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

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation.

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

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Chicago Board of Trade”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Chicago Board of Trade’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine. On October 1, 2019, the CFTC issued an order filing and settling charges against RBCCM for the above activity, as well as related charges. The order required that RBCCM cease and desist from violating the applicable regulations, pay a $5 million civil monetary penalty, and comply with various conditions, including conditions regarding public statements and future cooperation with the CFTC.

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

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs also remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (“RBC Bahamas”), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals are being appealed.

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

Thornburg Mortgage Inc. (“TMST”) and RBC Capital were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC Capital valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC Capital in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC Capital has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

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

Fees of USOU and USOD

Fees and Compensation Arrangements with USCF, Non-Affiliated Service Providers and the Trustee

Service Provider	Compensation Paid by Each Trust Series and USCF

United States Commodity Funds LLC, Sponsor	Each Trust Series pays USCF a management fee based on its average daily net assets and paid monthly at an annual rate of 0.95%.(1)

BBH&Co., Custodian, Transfer Agent and Administrator	Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to the Trust Series and the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of the Trust Series’ and the Related Public Funds’ combined net assets, (b) 0.0465% for the Trust Series’ and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Trust Series’ and the Related Public Funds’ combined net assets exceed $1 billion.(2)

ALPS Distributors, Marketing Agent	Each Trust Series pays 0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.(2)

Wilmington Trust Company, Trustee	On behalf of the Trust, USCF pays $3,000 annually.(2)

(1)	Each Trust Series is contractually obligated to pay USCF a management fee based on daily net assets and paid monthly of 0.95%. Average daily net assets are calculated daily by taking the average of the total net assets of the Fund over the calendar year, i.e., the sum of daily total net assets divided by the number of calendar days in the year. On days when markets are closed, the total net assets are the total net assets from the last day when the market was open.

(2)	The Funds pay USCF a unitary management fee. As a result, USCF is responsible for paying this compensation.

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

Fees and Compensation Arrangements between USOU or USOD and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USOU and USOD
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)     USOU and USOD pay this compensation.

Expenses Paid or Accrued by USOU from Inception through December 31, 2019* in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$273,171
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$169,259
Other Amounts Paid or Accrued(4):	$—
Total Expenses Paid or Accrued:	$442,430

(4)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOU from Inception through December 31, 2019* as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.96% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.60% annualized
Other Amounts Paid or Accrued(5):	—% annualized
Total Expenses Paid or Accrued:	1.56% annualized

(5)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

Expenses Paid or Accrued by USOD from Inception through December 31, 2019* in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$52,504
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$37,534
Other Amounts Paid or Accrued(6):	$—
Total Expenses Paid or Accrued:	$90,038

(6)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses Paid or Accrued by USOD from Inception through December 31, 2019* as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	1.04% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.75% annualized
Other Amounts Paid or Accrued(7):	—% annualized
Total Expenses Paid or Accrued:	1.79% annualized

(7)	Includes expenses relating to the registration of additional shares, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

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

Authorized Participants will be the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF. The Authorized Participant Agreement will provide the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by each Trust Series, without the consent of any limited partner or Shareholder or Authorized Participant. Authorized Participants pay a transaction fee equal to 0.04% of total NAV of the Creation Baskets to each Trust Series for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by USCF. Authorized Participants who make deposits with a Trust Series in exchange for baskets receive no fees, commission or other form of compensation or inducement of any kind from either the Trust Series or USCF, and no such person will have any obligation or responsibility to USCF or the Trust Series to effect any sale or resale of shares. As of December 31, 2019, 2 Authorized Participants had entered into agreements with USCF on behalf of USOU and USOD. During the year ended December 31, 2019, USOU issued 29 Creation Baskets and redeemed 49 Redemption Baskets. During the year ended December 31, 2019, USOD issued 36 Creation Baskets and redeemed 38 Redemption Basket.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015, the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC adopted margin rules for security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. Trust Series do not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to Trust Series.

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

Intellectual Property

USCF owns trademark registrations for USCF (and Design) (U.S. Reg. No. 5127374) for “Fund investment services,” in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “Fund investment services,” in use since June 24, 2008, and INVEST IN WHAT’S REAL (U.S. Reg. No. 5450808) for “Fund investment services,” in use since April 2016 USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

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

The investment objective of each Fund was for the daily changes in percentage terms of its per share NAV to reflect, in the case of USOU, three times (3x) the daily change in percentage terms of the Benchmark Oil Futures Contract, and in the case of USOD, three times the inverse (-3x) of the daily change in percentage terms of the Benchmark Oil Futures Contract. Each Fund sought investment results for a single day only, as measured from NAV calculation time to NAV calculation time, and not for any other period. The return of each Fund for a period longer than a single day is the result of its return for each day compounded over the period, and usually will differ from, in the case of USOU, three times (3x) the return of the Benchmark Oil Futures Contract for the same period, and in the case of USOD, three times the inverse (-3x) of the return of the Benchmark Oil Futures Contract for the same period. The Funds could lose money over time regardless of the performance of the Benchmark Oil Futures Contract, including as a result of daily rebalancing, the Benchmark Oil Futures Contract’s volatility, and compounding. Longer holding periods, higher volatility of the Benchmark Oil Futures Contract, inverse exposure in the case of USOD, and greater leverage each affect the impact of compounding on each Fund’s returns. Daily compounding of each Fund’s investment returns can dramatically and adversely affect its longer-term performance during periods of high volatility. Volatility may be at least as important to each Fund’s return for a period as the return of the Benchmark Oil Futures Contract.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on a Trust Series developments.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global crude oil, generally. Any of these factors could depress economic activity and could have a material adverse effect on a Trust Series business, financial condition and results of operations, which in turn would negatively impact Fund and its shareholders.

Uncertainty about presidential administration initiatives could negatively impact a Trust Series business, financial condition and results of operations.

The current presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. Accordingly, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks. There has been a corresponding increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, supply and demand for commodities (including crude oil), and other areas. Although a Trust Series cannot predict the impact, if any, of these changes to a Trust Series business, they could adversely affect a Trust Series business, financial condition, operating results and cash flows.

Economic impacts due to Brexit.

In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”) and, following the House of Commons having passed a Brexit deal on December 20, 2019, the U.K. formally left the European Union on January 31, 2020. The U.K. is currently in a transition period until December 31, 2020, when agreements surrounding trade and other aspects of the U.K.’s future relationship with the European Union will need to be finalized. Until such agreements are finalized, there will be political and economic uncertainty in the United Kingdom and the European Union. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. commodity markets. Such disruptions could adversely impact the value of the investments of each Trust Series.

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

Valuing OTC derivatives may be less certain that actively traded financial instruments.

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

The tables below illustrate the impact of two factors that affect a leveraged fund’s performance: benchmark volatility and benchmark return. Benchmark Oil Futures Contract volatility is a statistical measure of the magnitude of fluctuations in the returns of a benchmark and is calculated as the standard deviation of the natural logarithms of one plus the benchmark return (calculated daily), multiplied by the square root of the number of trading days per year (assumed to be 252). The tables show estimated Fund returns for a number of combinations of benchmark volatility and benchmark return over a one-year period. To isolate the impact of daily leveraged or inverse leveraged exposure, these tables assume: a) no fund expenses or transaction costs; b) borrowing/lending rates of zero percent (to obtain required leveraged or inverse leveraged exposure) and cash reinvestment rates of zero percent; c) the Fund consistently maintaining perfect 3x for USOU, or -3x for USOD exposure, as of each Fund’s NAV time each day, and d) the volatility of the Benchmark Oil Futures Contract remains constant over time. If these assumptions were different, each Fund’s performance would be different than that shown. If fund expenses, transaction costs and financing expenses were included, each Fund’s performance would be different than shown. The second table below shows an example in which Fund has an investment objective to correspond (before fees and expenses) to three times, in the case of USOU, and the inverse (-3x) of, in the case of USOD, the daily performance of its benchmark. Each Fund might be incorrectly expected to achieve a 30% return on a yearly basis, for USOU, or -30% return on a yearly basis for USOD, if the benchmark return was 10%, absent the effects of compounding. However, as the table shows, with a benchmark volatility of 40%, USOU would return 17.6% and USOD would return -71.2%. In the charts below, shaded areas represent those scenarios where each of the Funds, each discussed in the chart with the investment objective as described below, will outperform (i.e., return more than) the benchmark performance times the stated multiple in the investment objective of such Fund; conversely areas not shaded represent those scenarios where each Fund will underperform (i.e., return less than) the benchmark performance times the multiple stated as the daily fund objective with respect to such Fund.

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

The failure or bankruptcy of a futures commission merchant or clearing house could result in a substantial loss of Trust Series’ assets and could impair Trust Series in its ability to execute trades.

The Commodity Exchange Act and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the Commodity Exchange Act and CFTC regulations require FCM and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the Commodity Exchange Act and CFTC regulations will prevent losses to, or not materially adversely affect, each Trust Series or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, each Trust Series could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or the Trust Series may not recover any assets at all. The Trust Series may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, each Trust Series would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims.

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

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Funds are susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against the Funds, a natural catastrophe, an industrial accident, failure of a Fund’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of each Fund’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect the Funds electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

The liquidation date for USOU and USOD was December 18, 2019 and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD as of December 19, 2019.

Dividends

Trust Series has made and no Trust Series currently intends to make cash distributions to its shareholders.

Item 6. Selected Financial Data.

Financial Highlights for USOU (for the years ended December 31, 2019, 2018 and for the period from commencement of operations (July 20, 2017) through December 31, 2017)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Total assets	$5	$15,836	$4,487
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$15,246	$(11,098)	$1,986
Net income (loss)	$15,359	$(11,072)	$1,984
Weighted average shares	821,924	165,656	100,040
Net income (loss) per share	$7.02	$(29.01)	$19.83
Net income (loss) per weighted average share	$18.69	$(66.83)	$19.83
Cash and cash equivalents at end of year	$4	$3,514	$1,201

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Commencement of operations, July 20, 2017.

Financial Highlights for USOD (for the years ended December 31, 2019, 2018 and for the period from commencement of operations (July 20, 2017) through December 31, 2017)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018		For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Total assets	$2	$3,222		$1,122
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(1,283)	$1,227		$(1,377)
Net income (loss)	$(1,260)	$1,231		$(1,380)
Weighted average shares	556,553	85,245	***	50,040	****
Net income (loss) per share	$(19.55)	$3.33	***	$(27.59	)***
Net income (loss) per weighted average share	$(2.26)	$14.44	***	$(27.59	)***
Cash and cash equivalents at end of year	$2	$449		$844

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** Adjusted to give effect to the reverse share split of 1-for-2 executed on October 3, 2019.

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

The Trust and Trust Series maintain their main business offices at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, CA 94596.

United States 3x Oil Fund

The investment objective of USOU was for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF endeavored to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOU sought a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and did not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

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

USOU’s shares began trading on July 20, 2017 and ceased trading on December 12, 2019. As of December 31, 2019, USOU had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

United States 3x Short Oil Fund

The investment objective of USOD was for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavored to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOD sought a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and did not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

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

USOD’s shares began trading on July 20, 2017 and ceased trading on December 12, 2019. As of December 31, 2019, USOD had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

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

The accountability levels for the Benchmark Oil Futures Contract and other Oil Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one month in the Benchmark Oil Futures Contract is 10,000 contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for light, sweet crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If the Trust Series and the Related Public Funds exceed these accountability levels for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of the Trust Series and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, each of the Trust Series could be ordered to reduce its Crude Oil Futures CL contracts to below the 10,000 single month and/or 20,000 all month accountability level. As noted above, USOU and USOD ceased trading on the NYSE Arca on December 12, 2019 and the Funds' liquidation date was December 18, 2019. Therefore, as of December 31, 2019, USOU and USOD did not hold NYMEX WTI Crude Oil Futures CL contracts, and did not hold ICE WTI Crude Oil Futures contracts. USOU and USOD did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2019, however, the aggregated total of certain of the Related Public Funds did exceed the accountability levels. No action was taken by NYMEX and USOU and USOD did not reduce the number of Oil Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that the Trust Series will run up against such position limits because each of the Trust Series’ investment strategies is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2019, the Trust Series did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Dodd-Frank Act required the CFTC and the SEC to adopt their own margin rules to apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies. On December 16, 2015 the CFTC finalized its margin rules, which are substantially the same as the Final Margin Rules and have the same implementation timeline. The SEC has adopted margin rules. For security-based swap dealers and major security-based swap participants on June 21, 2019. The SEC’s margin rules are generally aligned with the Final Margin Rules and the CFTC’s margin rules, but they differ in a few key respects relating to timing for compliance and the manner in which initial margin must be segregated. Trust Series does not currently engage in security-based swap transactions and, therefore, the SEC’s margin rules are not expected to apply to Trust Series.

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

Price Movements

Crude oil futures prices were volatile during the year ended December 31, 2019 and exhibited moderate daily swings along with an uneven upward trend during the year. The price of the Benchmark Oil Futures Contract started the year at $45.41 per barrel. The high of the year was on April 23, 2019, when the price reached $66.30 per barrel. The low of the period was the starting price for the period, which was $45.41 per barrel. The year ended with the Benchmark Oil Futures Contract at $61.06 per barrel, an increase of approximately 34.46% over the year. USOU’s per share NAV began the year at $15.82 and ended the period at $23.32 on December 12, 2019, the last trading day for fund prior to liquidation on December 18, 2019, for an increase of approximately 47.41% over the period. USOU’s per share NAV reached its high for the year on April 23, 2019 at $43.72 and started the year at its low for the year at $15.82. The Benchmark Oil Futures Contract was at $59.06 on December 12, 2019, an increase of 30.06% over this same period. USOD's per share NAV began the period at $25.75* and ended the period at $6.07 on December 12, 2019, the last trading date for fund prior to liquation on December 18, 2019, for a decrease of approximately (76.43)% over the period. USOD's per share NAV reached its high for the period on the beginning of period at $25.75* and reached its low for the period on September 16, 2019 at $5.74*.The Benchmark Oil Futures Contract prices listed above began with the February 2019 contracts. The increase of approximately 34.46% on the Benchmark Oil Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Oil Futures Contracts. An investment in Oil Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USOU seeks to track, which are more fully described below in the section titled “Tracking USOU's Benchmark.”

* Adjusted to give effect to the reverse share split of 1-for-2 executed on October 3, 2019.

During the year ended December 31, 2019, the crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month crude oil futures contract is lower than the price of the next month crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month crude oil futures contract is higher than the price of the next month crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations

Results of Operations. On July 20, 2017, each Trust Series listed its shares on the NYSE Arca under the ticker symbols “USOU” and “USOD.” On that day, USOU and USOD established their initial offering price at $25.00 per share and $25.00 per share, respectively, and each issued 100,000 shares to the initial Authorized Participant in exchange for $2,500,000 and $2,500,000, respectively, in cash. USOU and USOD ceased all trading and all of USOU’s and USOD’s assets were liquidated on December 18, 2019.

Since its initial and ongoing offering of 30,000,000 shares, USOU has not registered any subsequent offerings of its shares. As noted above, as of the filing of this annual report on Form 10-K, USOU is no longer issuing shares.

More shares may have been issued by USOU than are outstanding due to the redemption of shares. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of December 31, 2019, USCF did not hold any shares of each of USOU and USOD.

Since its initial and ongoing offering of 30,000,000 shares, USOD has not registered any subsequent offerings of its shares. As noted above, as of the filing of this annual report on Form 10-K, USOD is no longer issuing shares.

For the Year Ended December 31, 2019 (In Liquidation)* Compared to the Year Ended December 31, 2018; and to the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**

USOU

	For the Year Ended December 31, 2019 (In Liquidation)*	For the Year Ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Per share net asset value, end of year	$22.84 ***	$15.82	$44.83
Average daily total net assets	$20,437,804	$7,584,990	$3,167,564
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$267,599	$92,104	$13,740
Annualized yield based on average daily total net assets	1.39%	1.21%	0.97%
Management fee	$183,936	$72,057	$17,178
Total fees and other expenses excluding management fees	$118,709	$42,681	$7,869
Total commissions accrued to brokers	$118,709	$42,681	$7,869
Total commissions as annualized percentage of average total net assets	0.61%	0.56%	0.55%
Commissions accrued as a result of rebalancing	$110,414	$39,609	$7,371
Percentage of commissions accrued as a result of rebalancing	93.01%	92.80%	93.67%
Commissions accrued as a result of creation and redemption activity	$8,295	$3,072	$498
Percentage of commissions accrued as a result of creation and redemption activity	6.99%	7.20%	6.33%

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Inception date, July 20, 2017.

*** Net asset value as of December 11, 2019.

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

The increase in the per share NAV for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due to increase in values of the Futures Contracts held by USOU; and for the year ended December 31, 2018, compared to the year ended December 31, 2017, the decrease in the per share NAV was due to decrease in the values of the Futures Contracts held by USOU.

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and was higher during the year ended December 31, 2018 compared to the year ended December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2019, compared to the year ended December 31, 2018 was due primarily to USOU’s larger size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to USOU’s larger size as measured by total net assets.

The increase in USOU's total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a higher number of contracts traded; and the increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to higher number of contracts traded.

USOD

	For the Year Ended December 31, 2019 (In Liquidation)*	For the Year Ended December 31, 2018		For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Per share net asset value, end of year	$6.20 ***	$25.75	****	$22.40	****
Average daily total net assets	$3,097,460	$1,284,877		$1,828,214
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$41,262	$15,707		$7,972
Annualized yield based on average daily total net assets	1.41%	1.22%		0.97%
Management fee	$27,918	$12,206		$12,380
Total fees and other expenses excluding management fees	$22,734	$8,980		$5,820
Total commissions accrued to brokers	$22,734	$8,980		$5,820
Total commissions as annualized percentage of average total net assets	0.78%	0.70%		0.71%
Commissions accrued as a result of rebalancing	$20,261	$8,452		$5,313
Percentage of commissions accrued as a result of rebalancing	89.12%	94.12%		91.29%
Commissions accrued as a result of creation and redemption activity	$2,473	$528		$507
Percentage of commissions accrued as a result of creation and redemption activity	10.88%	5.88%		8.71%

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Inception date, July 20, 2017.

*** Net asset value as of December 11, 2019.

**** On October 3, 2019 there was a 1-for-2 reverse share split. Historical net asset value per share have been adjusted to reflect the 1-for-2 reverse share split on a retroactive basis.

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

The decrease in the per share NAV for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due to increase in values of the Futures Contracts held by USOD; and for the year ended December 31, 2018, compared to the year ended December 31, 2017, the increase in the per share NAV was due to increase in the values of the Futures Contracts held by USOD.

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the year ended December 31, 2019, compared to the year ended December 31, 2018; and was higher during the year ended December 31, 2018 compared to the year ended December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2019, compared to the year ended December 31, 2018 was due primarily to USOD’s larger size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to USOD’s larger size as measured by total net assets.

The increase in USOD's total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a higher number of contracts traded; and the increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to higher number of contracts traded.

For the Three Months Ended December 31, 2019 (In Liquidation)* Compared to the Three Months Ended December 31, 2018; and to the Three Months Ended December 31, 2017

USOU

	For the Three Months Ended December 31, 2019 (In Liquidation)*	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017
Per share net asset value, end of period	$22.84 **	$15.82	$44.83
Average daily total net assets	$18,877,479	$10,695,690	$3,574,495
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$46,721	$34,420	$9,032
Annualized yield based on average daily total net assets	1.25%	1.28%	1.00%
Management fee	$35,792	$25,611	$10,127
Total fees and other expenses excluding management fees	$27,187	$20,805	$4,505
Total commissions accrued to brokers	$27,187	$20,805	$4,505
Total commissions as annualized percentage of average total net assets	0.57%	0.77%	0.50%
Commissions accrued as a result of rebalancing	$23,565	$18,097	$4,505
Percentage of commissions accrued as a result of rebalancing	86.68%	86.98%	100.00%
Commissions accrued as a result of creation and redemption activity	$3,622	$2,708	$—
Percentage of commissions accrued as a result of creation and redemption activity	13.32%	13.02%	—%

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Net asset value as of December 11, 2019.

The increase in the per share NAV for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to an increase in values of the Futures Contracts held by USOU; and the decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to a decrease in values of the Futures Contracts held by USOU.

Average interest rates earned on short-term investments held by USOU, including cash, cash equivalents and Treasuries, were lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. As a result, the amount of income earned by USOU as a percentage of average daily total net assets was lower during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and was higher during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended December 31, 2019, compared to the three months ended December 31, 2018 was due primarily to USOU’s larger size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to USOU’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to a higher number of contracts traded; and the increase in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to higher number of contracts traded.

USOD

	For the Three Months Ended December 31, 2019 (In Liquidation)*	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017
Per share net asset value, end of period	$6.20 **	$25.75 ***	$22.40 ***
Average daily total net assets	$3,975,968	$2,016,746	$1,510,504
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$9,541	$5,885	$3,990
Annualized yield based on average daily total net assets	1.22%	1.16%	1.05%
Management fee	$7,555	$4,829	$5,108
Total fees and other expenses excluding management fees	$7,074	$4,306	$2,411
Total commissions accrued to brokers	$7,074	$4,306	$2,411
Total commissions as annualized percentage of average total net assets	0.71%	0.85%	0.63%
Commissions accrued as a result of rebalancing	$6,012	$3,923	$2,411
Percentage of commissions accrued as a result of rebalancing	84.99%	91.11%	100.00%
Commissions accrued as a result of creation and redemption activity	$1,062	$383	$—
Percentage of commissions accrued as a result of creation and redemption activity	15.01%	8.89%	—%

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Net asset value as of December 11, 2019.

*** On October 3, 2019 there was a 1-for-2 reverse share split. Historical net asset value per share have been adjusted to reflect the 1-for-2 reverse share split on a retroactive basis.

The decrease in the per share NAV for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to decrease in values of the Futures Contracts held by USOD; and the increase in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to increase in values of the Futures Contracts held by USOD.

Average interest rates earned on short-term investments held by USOD, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017. As a result, the amount of income earned by USOD as a percentage of average daily total net assets was higher during the three months ended December 31, 2019, compared to the three months ended December 31, 2018; and was higher during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended December 31, 2019, compared to the three months ended December 31, 2018 was due primarily to USOD’s larger size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to USOD’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended December 31, 2019, compared to the three months ended December 31, 2018, was due primarily to a higher number of contracts traded; and the increase in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to higher number of contracts traded.

Tracking Each Trust Series’ Benchmark

As noted above, as of the filing of this annual report on Form 10-K, Each Trust Series is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no performance information available as of December 31, 2019.

There are currently three factors that have impacted or are most likely to impact USOU or USOD's ability to accurately track Benchmark Oil Futures Contract.

First, USOU or USOD may buy or sell its holdings in the then current Benchmark Oil Futures Contract at a price other than the closing settlement price of that contract on the day during which USOU or USOD executes the trade. In that case, USOU or USOD may pay a price that is higher, or lower, than that of the Benchmark Oil Futures Contract, which could cause the changes in the daily per share NAV of USOU or USOD to either be too high or too low relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Oil Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USOU or USOD to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USOU or USOD's attempt to track the Benchmark Oil Futures Contract.

Second, USOU or USOD incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of USOU or USOD to track slightly lower than daily changes in the price of the Benchmark Oil Futures Contract. At the same time, USOU or USOD earns dividend and interest income on its cash, cash equivalents and Treasuries. USOU or USOD are not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2019. Interest payments, and any other income, were retained within the portfolio and added to USOU or USOD's NAV. When this income exceeds the level of a Trust Series' expenses for its management fee, brokerage commissions and other expenses, USOU or USOD will realize a net yield that will tend to cause daily changes in the per share NAV of USOU or USOD to track slightly higher than daily changes in the Benchmark Oil Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Oil Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. However, it is anticipated that fees and expenses paid by USOU or USOD may continue to be lower than interest earned by USOU or USOD. As such, USCF anticipates that each of USOU or USOD could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by USOU or USOD, respectively.

Third, USOU or USOD may hold Other Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Oil Futures Contract's total return movements. In that case, the error in tracking the Benchmark Oil Futures Contract could result in daily changes in the per share NAV of USOU or USOD that are either too high, or too low, relative to the daily changes in the Benchmark Oil Futures Contract. During the year ended December 31, 2019, USOU or USOD did not hold any Other Oil-Related Investments. If USOU or USOD increases in size, and due to its obligations to comply with regulatory limits, USOU or USOD may invest in Other Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Each Trust Series currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. Each Trust Series has allocated substantially all of its net assets to trading in Oil Interests. Each Trust Series invests in Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Oil Futures Contracts and Other Oil-Related Investments. A significant portion of each Trust Series' NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Oil Interests. The balance of the assets is held in each Trust Series' account at the Custodian and in Treasuries at the FCM. Income received from any investments in money market funds and Treasuries by a Trust Series will be paid to such Trust Series. During the year ended December 31, 2019, each Trust Series' expenses did not exceed the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2018, each Trust Series' expenses exceeded the income it earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, a Trust Series' NAV will be negatively impacted.

Each Trust Series' investments in Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent a Trust Series from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2019, none of the Trust Series purchased or liquidated any of its positions while daily limits were in effect; however, no Trust Series can predict whether such an event may occur in the future.

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

Credit Risk

When each Trust Series entered into Oil Futures Contracts and Other Oil-Related Investments, it was exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Oil Futures Contracts traded on the NYMEX, the ICE Futures and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Neither Trust Series was a member of any clearinghouse. Some foreign exchanges were not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to the Trust Series in such circumstances.

USCF attempted to manage the credit risk of the Trust Series by following various trading limitations and policies. In particular, each Trust Series generally posted margin and/or holds liquid assets that were approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of each such Trust Series to limit its credit exposure. An FCM, when acting on behalf of the Trust Series in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to the Trust Series, all assets of the Trust Series relating to domestic Oil Futures Contracts trading. FCMs are not allowed to commingle the Trust Series' assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account the Trust Series' assets related to foreign Oil Futures Contracts trading.

Off Balance Sheet Financing

As of December 31, 2019, neither the Trust nor any Trust Series had any loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of any Trust Series. While each Trust Series' exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on any Trust Series' financial position.

European Sovereign Debt

USOU and USOD had no direct exposure to European sovereign debt as of December 31, 2019 and have no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

Contractual Obligations

The Trust's (and each series thereunder) primary contractual obligations are with USCF and certain other service providers. In return for its services, USCF was entitled to a management fee calculated daily and paid monthly as a fixed percentage of each of USOU's and USOD's NAV equal to, from July 20, 2017 to November 14, 2017, 1.35% and 1.65%, respectively for USOU and USOD per annum of average daily total net assets, and commencing on November 15, 2017, 0.95% for each USOU and USOD per annum of average daily total net assets.

While USCF has agreed to pay registration fees to the SEC, FINRA, NYSE Arca or any other regulatory agency or exchange in connection with the initial offer and sale of the shares and the legal, printing, accounting and other expenses associated with such registration, each Trust Series was responsible for any registration fees and related expenses incurred in connection with any subsequent offer and sale of its shares after the initial offering of shares.

Each Trust Series paid its own brokerage and other transaction costs. Each Trust Series paid fees to FCMs in connection with its transactions in Futures Contracts. For the year ended December 31, 2019, FCM fees were approximately 0.61% of average daily total net assets for USOU and approximately 0.78% of average daily total net assets for USOD. In general, transaction costs on OTC Applicable Interests and on Treasuries and other short-term securities are embedded in the purchase or sale price of the instrument being purchased or sold, and may not readily be estimated. As of December 31, 2019, each Trust Series had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

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

Item 8. Financial Statements and Supplementary Data.

USCF Funds Trust

Index to Financial Statements

Documents	Page
Management’s Annual Report on Internal Control Over Financial Reporting.	74

Report of Independent Registered Public Accounting Firm.	75

Statements of Financial Condition at December 31, 2019 and 2018.	76

Schedules of Investments at December 31, 2018.	79

Statements of Operations for the years ended December 31, 2019, 2018 and the period ended December 31, 2017.	81

Statements of Changes in Capital for the years ended December 31, 2019, 2018 and the period ended December 31, 2017 and Statements of Changes in Shares Outstanding for the years ended December 31, 2019, 2018 and the period ended December 31, 2017.	84

Statements of Cash Flows for the years ended December 31, 2019, 2018 and the period ended December 31, 2017.	87

Notes to Financial Statements for the years ended December 31, 2019, 2018 and the period ended December 31, 2017.	90

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of the Trust's and each Trust Series' internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2019, the internal control over financial reporting for the Trust and each Trust Series is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor and Shareholders of

USCF Funds Trust

Opinions on the Financial Statements

We have audited the accompanying statements of financial condition of USCF Funds Trust (the “Trust”) and its Series including United States 3x Oil Fund and United States 3x Short Oil Fund, in total and for each Series as of December 31, 2019 (in liquidation) and 2018, including the schedule of investments as of December 31, 2018, and the related statements of operations, changes in capital, changes in shares outstanding and cash flows for the years ended December 31, 2019 (in liquidation) and 2018 and for the period from the commencement of operations (July 20, 2017) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust and its Series as of December 31, 2019 (in liquidation) and 2018, and the results of their operations and their cash flows for each of the years ended December 31, 2019 (in liquidation) and 2018 and for the period from the commencement of operations (July 20, 2017) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s and its Series’ financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust and its Series in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, Colorado

March 16, 2020

USCF Funds Trust
Statements of Financial Condition
At December 31, 2019 and 2018

United States 3x Oil Fund
	December 31, 2019 (In Liquidation)*	December 31, 2018
Assets
Cash and cash equivalents (at cost $3,540 and $3,514,228, respectively) (Notes 2 and 6)	$3,540	$3,514,228
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $15,422,324, respectively)	—	15,422,324
Unrealized gain (loss) on open commodity futures contracts	—	(3,899,053)
Receivable for shares sold	—	791,592
Dividends receivable	1,431	2,820
Interest receivable	—	4,127
ETF transaction fees receivable	—	317

Total assets	$4,971	$15,836,355

Liabilities and Capital
Payable for shares redeemed	$1,000	$—
Management fees payable (Note 4)	3,971	9,129
Brokerage commissions payable	—	2,630

Total liabilities	4,971	11,759

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	1,000
Shareholders	—	15,823,596
Total Capital	—	15,824,596

Total liabilities and capital	$4,971	$15,836,355

Shares outstanding	—	1,000,040
Net asset value per share	$—	$15.82
Market value per share	$—	$16.30

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Financial Condition

At December 31, 2019 and 2018

United States 3x Short Oil Fund

	December 31, 2019 (In Liquidation)*	December 31, 2018
Assets
Cash and cash equivalents (at cost $1,798 and $448,603, respectively) (Notes 2 and 6)	$1,798	$448,603
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $2,065,550, respectively)	—	2,065,550
Unrealized gain (loss) on open commodity futures contracts	—	706,174
Dividends receivable	—	553
Interest receivable	—	1,170

Total assets	$1,798	$3,222,050

Liabilities and Capital
Payable for shares redeemed	$1,000	$—
Management fees payable (Note 4)	798	1,858
Brokerage commissions payable	—	535

Total liabilities	1,798	2,393

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	1,000
Shareholders	—	3,218,657
Total Capital	—	3,219,657

Total liabilities and capital	$1,798	$3,222,050

Shares outstanding	—	125,040	**
Net asset value per share	$—	$25.75	**
Market value per share	$—	$25.04	**

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** On October 3, 2019 there was a 1-for-2 reverse share split. Historical shares outstanding, net asset value per share, and market value per share have been adjusted to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Financial Condition

At December 31, 2019 and 2018

USCF Funds Trust

	December 31, 2019 (In Liquidation)*	December 31, 2018
Assets
Cash and cash equivalents (at cost $5,338 and $3,962,831, respectively) (Notes 2 and 6)	$5,338	$3,962,831
Equity in trading accounts:
Cash and cash equivalents (at cost $— and $17,487,874, respectively)	—	17,487,874
Unrealized gain (loss) on open commodity futures contracts	—	(3,192,879)
Receivable for shares sold	—	791,592
Dividends receivable	1,431	3,373
Interest receivable	—	5,297
ETF transaction fees receivable	—	317

Total assets	$6,769	$19,058,405

Liabilities and Capital
Payable for shares redeemed	$2,000	$—
Management fees payable (Note 4)	4,769	10,987
Brokerage commissions payable	—	3,165

Total liabilities	6,769	14,152

Commitments and Contingencies (Notes 4, 5 and 6)

Capital
Sponsor	—	2,000
Shareholders	—	19,042,253
Total Capital	—	19,044,253

Total liabilities and capital	$6,769	$19,058,405

Shares outstanding	—	1,125,080	**

* USOU and USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD as of December 19, 2019.

** On October 3, 2019 there was a 1-for-2 reverse share split for United States 3x Short Oil Fund. Historical shares outstanding, net asset value per share, and market value per share have been adjusted to reflect the 1-for-2 reverse share split on a retroactive basis.

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

USCF Funds Trust
Schedule of Investments
At December 31, 2018

United States 3x Short Oil Fund

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Short
United States Contracts
NYMEX WTI Crude Oil Futures CL February 2019 contracts, expiring January 2019*	$(10,378,504)	213	$706,174	21.93

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.20%, 2/21/2019	$50,000	$49,845	1.55
2.37%, 4/04/2019	50,000	49,697	1.54
2.47%, 5/09/2019	50,000	49,567	1.54
2.50%, 5/23/2019	50,000	49,514	1.54
2.51%, 6/06/2019	50,000	49,464	1.53
Total Treasury Obligations		248,087	7.70

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	5,000	5,000	0.16
Goldman Sachs Financial Square Funds - Government Fund - Class FS	300,000	300,000	9.32
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	40,000	40,000	1.24
Total Money Market Funds		345,000	10.72
Total Cash Equivalents		$593,087	18.42

*	Collateral amounted to $2,065,550 on open futures contracts.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and the period ended December 31, 2017**

United States 3x Oil Fund

	Year ended December 31, 2019 (In Liquidation)*		Year ended December 31, 2018	Period ended December 31, 2017**
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$11,465,279		$(6,453,505)	$1,290,712
Change in unrealized gain (loss) on open futures contracts	3,899,053		(4,602,293)	703,240
Realized gain (loss) on short-term investments	114		—	—
Dividend income	76,198		14,308	—
Interest income***	191,401		77,796	13,740
ETF transaction fees	29,464		6,919	1,000

Total income (loss)	15,661,509		(10,956,775)	2,008,692

Expenses
Management fees (Note 4)	183,936		72,057	17,178
Brokerage commissions	118,709		42,681	7,869

Total expenses	302,645		114,738	25,047

Net income (loss)	$15,358,864		$(11,071,513)	$1,983,645
Net income (loss) per share	$7.02	****	$(29.01)	$19.83
Net income (loss) per weighted average share	$18.69		$(66.83)	$19.83
Weighted average shares outstanding	821,924	****	165,656	100,040

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** Interest income does not exceed paid in kind of 5%.

**** Based on Net asset value and weighted average shares outstanding as of December 11, 2019.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and the period ended December 31, 2017**

United States 3x Short Oil Fund

	Year ended December 31, 2019 (In Liquidation)*		Year ended December 31, 2018		Period ended December 31, 2017**
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(554,133)		$335,535		$(1,176,665)
Change in unrealized gain (loss) on open futures contracts	(706,174)		900,234		(194,060)
Realized gain (loss) on short-term investments	—		(25)		—
Dividend income	9,288		1,946		—
Interest income***	31,974		13,761		7,972
ETF transaction fees	10,138		640		1,000

Total income (loss)	(1,208,907)		1,252,091		(1,361,753)

Expenses
Management fees (Note 4)	27,918		12,206		12,380
Brokerage commissions	22,734		8,980		5,820

Total expenses	50,652		21,186		18,200

Net income (loss)	$(1,259,559)		$1,230,905		$(1,379,953)
Net income (loss) per share	$(19.55	)****	$3.34	*****	$(27.58	)*****
Net income (loss) per weighted average share	$(2.26)		$14.44	*****	$(27.59	)*****
Weighted average shares outstanding	556,553	****	85,225	*****	50,040	*****

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** Interest income does not exceed paid in kind of 5%.

**** Based on Net asset value and weighted average shares outstanding as of December 11, 2019.

***** On October 3, 2019 there was a 1-for-2 reverse share split. The Statement of Operations have been adjusted for the periods shown to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and the period ended December 31, 2017**

USCF Funds Trust

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018	Period ended December 31, 2017**
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$10,911,146	$(6,117,970)	$114,047
Change in unrealized gain (loss) on open futures contracts	3,192,879	(3,702,059)	509,180
Realized gain (loss) on short-term investments	114	(25)	—
Dividend income	85,486	16,254	—
Interest income***	223,375	91,557	21,712
ETF transaction fees	39,602	7,559	2,000

Total income (loss)	14,452,602	(9,704,684)	646,939

Expenses
Management fees (Note 4)	211,854	84,263	29,558
Brokerage commissions	141,443	51,661	13,689

Total expenses	353,297	135,924	43,247

Net income (loss)	$14,099,305	$(9,840,608)	$603,692

* USOU and USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2019 (In Liquidation)*, 2018 and the period ended December 31, 2017**

United States 3x Oil Fund

	Sponsor	Shareholders	Total
Balances, at July 20, 2017**	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	1,983,645	1,983,645

Balances, at December 31, 2017	1,000	4,483,645	4,484,645
Additions	—	22,411,464	22,411,464
Net income (loss)	—	(11,071,513)	(11,071,513)

Balances, at December 31, 2018	1,000	15,823,596	15,824,596
Additions	—	28,661,700	28,661,700
Redemptions	(1,000)	(59,844,160)	(59,845,160)
Net income (loss)	—	15,358,864	15,358,864

Balances, at December 31, 2019*	$—	$—	$—

Statements of Changes in Shares Outstanding

For the years ended December 31, 2019 (In Liquidation)*, 2018 and the period ended December 31, 2017**

	Sponsor	Shareholders	Total
Shares Outstanding, at July 20, 2017**	—	—	—
Additions	40	100,000	100,040
Redemptions	—	—	—
Shares Outstanding, at December 31, 2017	40	100,000	100,040
Additions	—	900,000	900,000
Redemptions	—	—	—
Shares Outstanding, at December 31, 2018	40	1,000,000	1,000,040
Additions	—	1,450,000	1,450,000
Redemptions	(40)	(2,450,000)	(2,450,040)
Shares Outstanding, at December 31, 2019*	—	—	—

Net Asset Value Per Share:
At July 20, 2017**			$25.00
At December 31, 2017			$44.83
At December 31, 2018			$15.82
At December 31, 2019*			$—

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2019 (In Liquidation)*, 2018 and the period ended December 31, 2017**

United States 3x Short Oil Fund

	Sponsor	Shareholders	Total
Balances, at July 20, 2017**	$—	$—	$—
Additions	1,000	2,500,000	2,501,000
Net income (loss)	—	(1,379,953)	(1,379,953)

Balances, at December 31, 2017	1,000	1,120,047	1,121,047
Additions	—	1,240,145	1,240,145
Redemptions	—	(372,440)	(372,440)
Net income (loss)	—	1,230,905	1,230,905

Balances, at December 31, 2018	1,000	3,218,657	3,219,657
Additions	—	13,645,254	13,645,254
Redemptions	(1,000)	(15,604,352)	(15,605,352)
Net income (loss)	—	(1,259,559)	(1,259,559)

Balances, at December 31, 2019*	$—	$—	$—

Statements of Changes in Shares Outstanding

For the years ended December 31, 2019 (In Liquidation)*, 2018 and the period ended December 31, 2017**

	Sponsor	Shareholders		Total
Shares Outstanding, at July 20, 2017**	—	—		—
Additions	40	50,000	***	50,040
Redemptions	—	—		—
Shares Outstanding, at December 31, 2017	40	50,000	***	50,040
Additions	—	100,000	***	100,000
Redemptions	—	(25,000	)***	(25,000)
Shares Outstanding, at December 31, 2018	40	125,000	***	125,040
Additions	—	1,775,000		1,775,000
Redemptions	(40)	(1,900,000)		(1,900,040)
Shares Outstanding, at December 31, 2019*	—	—		—

Net Asset Value Per Share:
At July 20, 2017**				$50.00	***
At December 31, 2017				$22.42	***
At December 31, 2018				$25.75	***
At December 31, 2019*				$—

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** On October 3, 2019 there was a 1-for-2 reverse share split. The Statement of Changes in Shares Outstanding has been adjusted for the period shown to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

USCF Funds Trust

Statements of Changes in Capital

For the years ended December 31, 2019 (In Liquidation)*, 2018 and the period ended December 31, 2017**

USCF Funds Trust

	Sponsor	Shareholders	Total
Balances, at July 20, 2017**	$—	$—	$—
Additions	4,000	5,000,000	5,004,000
Net income (loss)	—	603,692	603,692

Balances, at December 31, 2017	4,000	5,603,692	5,607,692
Additions	—	23,651,609	23,651,609
Redemptions	(2,000)	(372,440)	(374,440)
Net income (loss)	—	(9,840,608)	(9,840,608)

Balances, at December 31, 2018	2,000	19,042,253	19,044,253
Additions	—	42,306,954	42,306,954
Redemptions	(2,000)	(75,448,512)	(75,450,512)
Net income (loss)	—	14,099,305	14,099,305

Balances, at December 31, 2019*	$—	$—	$—

Statements of Changes in Shares Outstanding

For the years ended December 31, 2019 (In Liquidation)*, 2018 and the period ended December 31, 2017**

	Sponsor	Shareholders		Total
Shares Outstanding, at July 20, 2017**	—	—		—
Additions	80	150,000	***	150,080
Redemptions	—	—		—
Shares Outstanding, at December 31, 2017	80	150,000	***	150,080
Additions	—	1,000,000	***	1,000,000
Redemptions	—	(25,000	)***	(25,000)
Shares Outstanding, at December 31, 2018	80	1,125,000	***	1,125,080
Additions	—	3,225,000		3,225,000
Redemptions	(80)	(4,350,000)		(4,350,080)
Shares Outstanding, at December 31, 2019*	—	—		—

* USOU and USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** On October 3, 2019 there was a 1-for-2 reverse share split for United States 3x Short Oil Fund. The Statement of Changes in Shares Outstanding has been adjusted for the period shown to reflect the 1-for-2 reverse share split on a retroactive basis.

See accompanying notes to financial statements.

USCF Funds Trust
Statements of Cash Flows
For the years ended December 31, 2019, 2018 and the period ended December 31, 2017**

United States 3x Oil Fund

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018	Period ended December 31, 2017**
Cash Flows from Operating Activities:
Net income (loss)	$15,358,864	$(11,071,513)	$1,983,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(3,899,053)	4,602,293	(703,240)
(Increase) decrease in dividends receivable	1,389	(2,820)	—
(Increase) decrease in interest receivable	4,127	(1,419)	(2,708)
(Increase) decrease in ETF transaction fees receivable	317	(317)	—
(Increase) decrease in other assets	—	848	(848)
Increase (decrease) in management fees payable	(5,158)	6,279	2,850
Increase (decrease) in brokerage commissions payable	(2,630)	2,630	—
Net cash provided by (used in) operating activities	11,457,856	(6,464,019)	1,279,699

Cash Flows from Financing Activities:
Addition of shares	29,453,292	21,619,872	2,501,000
Redemption of shares	(59,844,160)	—	—
Net cash provided by (used in) financing activities	(30,390,868)	21,619,872	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	(18,933,012)	15,155,853	3,780,699

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	18,936,552	3,780,699	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$3,540	$18,936,552	$3,780,699

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$3,540	$3,514,228	$1,200,864
Equity in Trading Accounts:
Cash and Cash Equivalents	—	15,422,324	2,579,835
Total Cash, Cash Equivalents and Equity in Trading Accounts	$3,540	$18,936,552	$3,780,699

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust
Statements of Cash Flows
For the years ended December 31, 2019, 2018 and the period ended December 31, 2017**

United States 3x Short Oil Fund

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018	Period ended December 31, 2017**
Cash Flows from Operating Activities:
Net income (loss)	$(1,259,559)	$1,230,905	$(1,379,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	706,174	(900,234)	194,060
(Increase) decrease in dividends receivable	553	(553)	—
(Increase) decrease in interest receivable	1,170	(594)	(576)
(Increase) decrease in other assets	—	848	(848)
Increase (decrease) in management fees payable	(1,060)	459	1,399
Increase (decrease) in brokerage commissions payable	(535)	535	—
Net cash provided by (used in) operating activities	(553,257)	331,366	(1,185,918)

Cash Flows from Financing Activities:
Addition of shares	13,645,254	1,240,145	2,501,000
Redemption of shares	(15,604,352)	(372,440)	—
Net cash provided by (used in) financing activities	(1,959,098)	867,705	2,501,000

Net Increase (Decrease) in Cash and Cash Equivalents	(2,512,355)	1,199,071	1,315,082

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	2,514,153	1,315,082	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$1,798	$2,514,153	$1,315,082

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$1,798	$448,603	$844,143
Equity in Trading Accounts:
Cash and Cash Equivalents	—	2,065,550	470,939
Total Cash, Cash Equivalents and Equity in Trading Accounts	$1,798	$2,514,153	$1,315,082

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust
Statements of Cash Flows
For the years ended December 31, 2019, 2018 and the period ended December 31, 2017**

USCF Funds Trust

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018	Period ended December 31, 2017**
Cash Flows from Operating Activities:
Net income (loss)	$14,099,305	$(9,840,608)	$603,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(3,192,879)	3,702,059	(509,180)
(Increase) decrease in dividends receivable	1,942	(3,373)	—
(Increase) decrease in interest receivable	5,297	(2,013)	(3,284)
(Increase) decrease in ETF transaction fees receivable	317	(317)	—
(Increase) decrease in other assets	—	1,696	(1,696)
Increase (decrease) in management fees payable	(6,218)	6,738	4,249
Increase (decrease) in brokerage commissions payable	(3,165)	3,165	—
Net cash provided by (used in) operating activities	10,904,599	(6,132,653)	93,781

Cash Flows from Financing Activities:
Addition of shares	43,098,546	22,860,017	5,004,000
Redemption of shares	(75,448,512)	(372,440)	—
Net cash provided by (used in) financing activities	(32,349,966)	22,485,577	5,004,000

Net Increase (Decrease) in Cash and Cash Equivalents	(21,445,367)	16,352,924	5,097,781

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	21,450,705	5,097,781	—
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$5,338	$21,450,705	$5,097,781

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$5,338	$3,962,831	$2,047,007
Equity in Trading Accounts:
Cash and Cash Equivalents	—	17,487,874	3,050,774
Total Cash, Cash Equivalents and Equity in Trading Accounts	$5,338	$21,450,705	$5,097,781

* USOU and USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

See accompanying notes to financial statements.

USCF Funds Trust

Notes to Financial Statements

For the year ended December 31, 2019, 2018 and the period ended December 31, 2017

NOTE 1 — ORGANIZATION AND BUSINESS

The USCF Funds Trust (the “Trust”) was a Delaware statutory trust formed on March 2, 2016. The Trust was a series trust formed pursuant to the Delaware Statutory Trust Act. United States 3x Oil Fund (“USOU”) and United States 3x Short Oil Fund (“USOD”) were both series of the Trust. Two other series: REX S&P MLP Fund (“RMLP”), and REX S&P MLP Inverse Fund (“MLPD”, together with RMLP, the “REX Funds”)) never commenced operations and filed to withdraw from registration on March 30, 2018. USOU and USOD were commodity pools that continuously issue common shares of beneficial interest that may be purchased and sold on NYSE Arca Equities, Inc. stock exchange (“NYSE Arca”). USOU and USOD each referred to as the “Fund” and collectively referred to herein as the “Funds” or the “Trust Series.” The Trust and the Funds operated pursuant to the Trust’s Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of June 23, 2017. The sole trustee of the Trust is Wilmington Trust Company, National Association, a national banking association, with its principal place of business in the State of Delaware (the “Trustee”). The Trust and the Funds are managed and operated by the United States Commodity Funds, LLC (“USCF” or the “Sponsor”). USCF is a limited liability company formed in Delaware on May 10, 2005, that is registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”).

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

The Sponsor, is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “UNL” on November 18, 2009 and “BNO” on June 2, 2010, respectively. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG”) a series of USCIFT which was liquidated in 2018. XBET is currently in registration and has not commenced operations. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

On November 20, 2019, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USOU and USOD together with a plan of liquidation for each of USOU and USOD. The USCF Funds Trust, including each of its series USOU and USOD filed a current report on Form 8-K dated November 20, 2019 with the U.S. Securities and Exchange Commission (“SEC”) that included, as an exhibit, the press release and the applicable plan of liquidation. In addition, each of USOU and USOD filed a prospectus supplement with the SEC dated November 19, 2019.

The liquidation date for each of USOU and USOD was December 18, 2019 and the proceeds of the liquidation were sent to all remaining shareholders of USOU and USOD, respectively, on or about December 19, 2019. Each of USOU and USOD also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USOU and USOD, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USOU and USOD.

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

USO, UNG, UGA, UNL, USL, BNO, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In accordance with U.S. GAAP, each Fund is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. Each Fund files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. None of the Trust Series is subject to income tax return examinations by major taxing authorities for years before 2017 (commencement of operations). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in each Trust Series recording a tax liability that reduces net assets. However, each Trust Series' conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Each Trust Series recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2019 for any Trust Series.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. As of December 31, 2019, USCF did not hold any shares of each of USOU and USOD.

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

NOTE 3 — TRUST SERIES

Pursuant to the Trust Agreement, four series have been designated as series of the Trust. Following the designation of the Funds as a series of the Trust, an initial capital contribution of $1,000 was made to each respective Fund by the Sponsor and deemed an initial contribution of capital to each respective Fund. The Sponsor contributed an aggregate of $4,000 to the Trust, $1,000 on March 31, 2016 for RMLP, $1,000 on April 15, 2016 for MLPD, $1,000 on June 20, 2017 for USOU and $1,000 on June 20, 2017 for USOD. As of December 31, 2019, RMLP and MLPD were no longer in registration. In connection with the commencement of trading for USOU and USOD under each Fund’s ticker, and the initial offering of shares, USCF received 40 Sponsor Shares of each of USOU and USOD in exchange for the previously received capital contribution, representing a beneficial ownership interest in each Fund. As of December 31, 2019, USCF did not hold any shares of each of USOU and USOD.

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

Investment Objective of the Funds

USOU

USOU’s shares traded on the NYSE Arca. The investment objective of USOU was for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times (3x) the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOU’s expenses. To achieve this objective, USCF endeavored to have the notional value of USOU’s aggregate exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOU sought a return that is 300% of the return of the Benchmark Oil Futures Contract for a single day and did not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily leveraged investment goals means that the return of USOU for a period longer than a full trading day may have no resemblance to 300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOU is the product of the series of each trading day’s daily returns.

USOU’s shares began trading on July 20, 2017 and ceased trading on December 12, 2019. As of December 31, 2019, USOU had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

USOD

USOD’s shares traded on the NYSE Arca. The investment objective of USOD was for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect three times the inverse (-3x) of the daily change in percentage terms of the price of a specified short-term futures contract on light, sweet crude oil (the “Benchmark Oil Futures Contract”) less USOD’s expenses. To achieve this objective, USCF endeavored to have the notional value of USOD’s aggregate short exposure to the Benchmark Oil Futures Contract at the close of each trading day approximately equal to 300% of its NAV. USOD sought a return that is -300% of the return of the Benchmark Oil Futures Contract for a single day and did not seek to achieve its stated investment objective over a period of time greater than one day. The pursuit of daily inverse leveraged investment goals means that the return of USOD for a period longer than a full trading day may have no resemblance to -300% of the return of the Benchmark Oil Futures Contract for a period of longer than a full trading day because the aggregate return of USOD is the product of the series of each trading day’s daily returns.

USOD’s shares began trading on July 20, 2017 and ceased trading on December 12, 2019. As of December 31, 2019, USOD had liquidated all its assets and distributed cash pro rata to all remaining shareholders.

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

Ongoing Registration Fees and Other Offering Expenses

The Trust Series paid (a) the applicable Management Fee payable to USCF, discussed above, (b) brokerage fees, futures commission merchant fees and other fees and commissions incurred in connection with the trading activities of the Fund, (c) any costs and expenses related to registration of additional shares of the Fund, and (d) all other expenses allocated to the Fund by USCF in consultation with REX MLP Shares, LLC, as may be disclosed from time to time. During the years ended December 31, 2019, 2018 and 2017, the Trust Series did not incur registration fees or other offering expenses.

Independent Directors’ and Officers’ Expenses

The Sponsor was responsible for paying its portion of the directors’ and officers’ liability insurance for the Funds and the fees and expenses of the independent directors who also serve as audit committee members of the Funds. The directors also serve as the directors, and for the independent directors as audit committee members, of the Related Public Funds and the other Funds that are series of the Trust. The Sponsor shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative asset value of the Funds to the total Related Public Fund’s asset value computed on a daily basis. These fees and expenses for the year ended December 31, 2019 amounted to be a total of $556,951 for the Funds and the Related Public Funds. USOU’s portion of such fees and expenses for the year ended December 31, 2019 was $0 and USOD’s portion of such fees and expenses for the year ended December 31, 2019 was $0. For the year ended December 31, 2018, these fees and expenses were $521,689 for the Funds and the Related Public Funds. USOU’s portion of such fees and expenses for the year ended December 31, 2018 was $0 and USOD’s portion of such fees and expenses for the year ended December 31, 2018 was $0.

Investor Tax Reporting Cost

The fees and expenses associated with the Funds' audit expenses and tax accounting and reporting requirements are paid by the Sponsor. These costs were approximately $90,000 for the year ended December 31, 2019 for USOU and USOD. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, each Active Fund pays all brokerage fees and other expenses in connection with the operation of such Active Fund, excluding costs and expenses paid by USCF as outlined in Note 5 – Contracts and Agreements below.

NOTE 5 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

The Sponsor and the Trust, each on its own behalf and on behalf of the Funds, were party to a marketing agent agreement, dated as of July 14, 2017, as amended from time to time, with the Marketing Agent, whereby the Marketing Agent provided certain marketing services for the Funds as outlined in the agreement. The fee of the Marketing Agent, which was borne by the Sponsor, is equal to 0.06% on the assets of USOU and USOD up to $3 billion and 0.04% on the assets of USOU and USOD in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of the Sponsor for distribution-related services exceed 10% of the gross proceeds of each Funds' offering.

The above fee did not include website construction and development, which are also borne by the Sponsor.

Brown Brothers Harriman & Co. Agreements

The Sponsor and the Trust, on its own behalf and on behalf of the Funds, were also party to a custodian agreement, dated July 7, 2017, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. held investments on behalf of the Trust Series. The Sponsor paid the fees of the custodian, which were determined by the parties from time to time. In addition, the Sponsor and the Trust, on its own behalf and on behalf of the Funds, were party to an administrative agency agreement, dated July 7, 2017, as amended from time to time, with BBH&Co., whereby BBH&Co. acted as the administrative agent, transfer agent and registrar for the Funds. The Sponsor also paid the fees of BBH&Co. for its services under such agreement and such fees were determined by the parties from time to time.

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

Brokerage and Futures Commission Merchant Agreements

On July 6, 2017, the Trust entered into a futures commission merchant agreement with RBC to serve as the FCM for each Fund. The agreement with RBC required it to provide services to each Fund in connection with the purchase and sale of Oil Futures Contracts and Other Oil-Related Investments that may have been purchased and sold by or through RBC for each Fund's account. In accordance with the agreement, RBC charged each Fund commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Oil Futures Contracts and options on Oil Futures Contracts. Such fees included those incurred when purchasing Oil Futures Contracts and options on Oil Futures Contracts when a Fund issued shares as a result of a Creation Basket, as well as fees incurred when selling Oil Futures Contracts and options on Oil Futures Contracts when a Fund redeemed shares as a result of a Redemption Basket. Such fees were also incurred when Oil Futures Contracts and options on Oil Futures Contracts were purchased or redeemed for the purpose of rebalancing the portfolio. Each Fund also incured commissions to brokers for the purchase and sale of Oil Futures Contracts, Other Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

USOU

	For the Year Ended December 31, 2019 (In Liquidation)*	For the Year Ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Total commissions accrued to brokers	$118,709	$42,681	$7,869
Total commissions as annualized percentage of average total net assets	0.61%	0.56%	0.55%
Commissions accrued as a result of rebalancing	$110,414	$39,609	$7,371
Percentage of commissions accrued as a result of rebalancing	93.01%	92.80%	93.67%
Commissions accrued as a result of creation and redemption activity	$8,295	$3,072	$498
Percentage of commissions accrued as a result of creation and redemption activity	6.99%	7.20%	6.33%

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Commencement of operations, July 20, 2017.

The increase in total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a higher number of contracts held and traded. The increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to higher number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USOD

	For the Year Ended December 31, 2019 (In Liquidation)*	For the Year Ended December 31, 2018	For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Total commissions accrued to brokers	$22,734	$8,980	$5,820
Total commissions as annualized percentage of average total net assets	0.78%	0.70%	0.71%
Commissions accrued as a result of rebalancing	$20,261	$8,452	$5,313
Percentage of commissions accrued as a result of rebalancing	89.12%	94.12%	91.29%
Commissions accrued as a result of creation and redemption activity	$2,473	$528	$507
Percentage of commissions accrued as a result of creation and redemption activity	10.88%	5.88%	8.71%

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

The increase in total commissions accrued to brokers for the year ended December 31, 2019, compared to the year ended December 31, 2018, was due primarily to a higher number of contracts held and traded. The increase in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to higher number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USOU and USOD through December 31, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if any of the Funds were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. The Funds have credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, the Funds bear the risk of financial failure by the clearing broker.

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

The Sponsor invests a portion of the Trust Series' cash in money market funds that seek to maintain a stable per share NAV. The Trust Series are exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2019, none of the Trust Series held investments in money market funds. As of December 31, 2018, USOU and USOD held investments in money market funds in the amounts of $2,319,000 and $345,000, respectively. USOU and USOD also hold cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2019 and December 31, 2018, USOU held cash deposits and investments in Treasuries in the amounts of $3,540 and $16,617,552, respectively, with the custodian and FCM. As of December 31, 2019 and December 31, 2018, USOD held cash deposits and investments in Treasuries in the amounts of $1,798 and $2,169,153, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should USOU's or USOD's custodian and/or FCM cease operations.

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

NOTE 7 — FINANCIAL HIGHLIGHTS

The following tables present per share performance data and other supplemental financial data for USOU and USOD for the year ended December 31, 2019, 2018 and the period from commencement of operations on July 20, 2017 to December 31, 2017 for the shareholders. This information has been derived from information presented in the financial statements.

USOU

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018		For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Per Share Operating Performance:
Net asset value, beginning of year	$15.82	$44.83		$25.00
Total income (loss)	7.39	(28.32)		20.08
Total expenses	(0.37)	(0.69)		(0.25)
Net increase (decrease) in net asset value	7.02	(29.01)		19.83
Net asset value, end of year	$22.84 ***	$15.82		$44.83

Total Return	44.37%	(64.71)%		79.32%

Ratios to Average Net Assets
Total income (loss)	76.63%	(144.45)%		63.41%
Management fees	0.95%	0.95	%****	1.21	%*****
Expenses excluding management fees	0.61%	0.56%		0.55	%*****
Net income (loss)	75.15%	(145.97)%		62.62%

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** Net asset value as of December 11, 2019.

**** Effective November 15, 2017, USCF permanently lowered the management fee to 0.95% (95 basis points) per annum of average daily total net assets for USOU.

***** Annualized.

USOD

	Year ended December 31, 2019 (In Liquidation)*	Year ended December 31, 2018		For the Period from Commencement of Operations on July 20, 2017 to December 31, 2017**
Per Share Operating Performance:
Net asset value, beginning of year	$25.75	$22.42	****	$50.00	****
Total income (loss)	(19.46)	3.58	****	(27.22	)****
Total expenses	(0.09)	(0.25	)****	(0.36	)****
Net increase (decrease) in net asset value	(19.55)	3.33	****	(27.58	)****
Net asset value, end of year	$6.20 ***	$25.75	****	$22.42	****

Total Return	(75.92)%	14.90%		(55.16)%

Ratios to Average Net Assets
Total income (loss)	(39.03)%	97.45%		(74.49)%
Management fees	0.95%	0.95	%*****	1.51	%******
Expenses excluding management fees	0.78%	0.70%		0.71	%******
Net income (loss)	(40.66)%	95.80%		(75.48)%

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Commencement of operations, July 20, 2017.

*** Net asset value as of December 11, 2019.

**** On October 3, 2019, there was a 1-for-2 reverse share split. The Financial Highlights have been adjusted for the period shown to reflect the 1-for-2 reverse share split on a retroactive basis.

***** Effective November 15, 2017, USCF permanently lowered the management fee to 0.95% (95 basis points) per annum of average daily total net assets for USOD.

****** Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from each Trust Series.

NOTE 8 — QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2019 and 2018.

USOU

	First Quarter 2019	Second Quarter 2019	Third Quarter 2019	Fourth Quarter 2019*
Total Income (Loss)	$15,805,742	$(806,891)	$(4,895,220)	$5,557,878
Total Expenses	88,321	73,334	78,011	62,979
Net Income (Loss)	$15,717,421	$(880,225)	$(4,973,231)	$5,494,899
Net Income (Loss) per Share	$17.09	$(5.38)	$(8.89)	$4.20

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$1,017,751	$2,322,542	$1,573,176	$(15,870,244)
Total Expenses	18,414	21,048	28,860	46,416
Net Income (Loss)	$999,337	$2,301,494	$1,544,316	$(15,916,660)
Net Income (Loss) per Share	$9.99	$23.00	$2.77	$(64.77)

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

USOD

	First Quarter 2019	Second Quarter 2019		Third Quarter 2019		Fourth Quarter 2019*
Total Income (Loss)	$(1,564,676)	$239,833		$1,163,584		$(1,047,648)
Total Expenses	7,445	12,243		16,335		14,629
Net Income (Loss)	$(1,572,121)	$227,590		$1,147,249		$(1,062,277)
Net Income (Loss) per Share	$(15.22)**	$(0.51	)**	$(1.36	)**	$(2.46)

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$(347,145)	$(454,209)	$(140,980)	$2,194,425
Total Expenses	5,291	3,556	3,204	9,135
Net Income (Loss)	$(352,436)	$(457,765)	$(144,184)	$2,185,290
Net Income (Loss) per Share	$(6.01)**	$(6.57)**	$(1.46)**	$17.39	**

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** On October 3, 2019, there was a 1-for-2 reverse share split. The Financial Highlights have been adjusted for the period shown to reflect the 1-for-2 reverse share split on a retroactive basis.

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

As noted above, as of the filing of this annual report on Form 10-K, USOU and USOD is no longer issuing shares and has liquidated and distributed all proceeds to shareholders. As a result, there is no information available as of December 31, 2019.

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

Fair Value of Derivative Instruments Held by USOU

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2019 (In Liquidation)*	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$—	$(3,899,053)

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

Fair Value of Derivative Instruments Held by USOD

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2019 (In Liquidation)*	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$—	$706,174

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

The Effect of Derivative Instruments on the Statements of Operations of USOU

		For the year ended December 31, 2019 (In Liquidation)*		For the year ended December 31, 2018		For the period from commencement of operations on July 20, 2017 to December 31, 2017**
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$11,465,279		$(6,453,505)		$1,290,712

	Change in unrealized gain (loss) on open positions		$3,899,053		$(4,602,293)		$703,240

* USOU ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOU as of December 19, 2019.

** Inception date, July 20, 2017.

The Effect of Derivative Instruments on the Statements of Operations of USOD

		For the year ended December 31, 2019 (In Liquidation)*		For the year ended December 31, 2018		For the period from commencement of operations on July 20, 2017 to December 31, 2017**
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(554,133)		$335,535		$(1,176,665)

	Change in unrealized gain (loss) on open positions		$(706,174)		$900,234		$(194,060)

* USOD ceased trading on the NYSE Arca on December 12, 2019 and the Fund's liquidation date was December 18, 2019, and the proceeds of the liquidation were sent to all remaining shareholders of USOD as of December 19, 2019.

** Inception date, July 20, 2017.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the Funds’ policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Trust Series has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. USOU and USOD has no executive officers. Pursuant to the terms of the LP Agreement, each series' affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	57	Management Director, Vice President
Andrew F Ngim	59	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	60	Management Director
John P. Love	48	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	56	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	61	Chief Compliance Officer
Ray W. Allen	63	Portfolio Manager
Kevin A. Baum	49	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	73	Independent Director
Malcolm R. Fobes III	55	Independent Director
Peter M. Robinson	62	Independent Director

Ray W. Allen, 63, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of (1) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017, and (2) the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 49, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 56, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 57, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 48, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 59, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. Mr. Ngim also serves as the portfolio manager for three funds that are series of the USCF ETF Trust: (1) USCF SummerHaven SHPEI Index Fund from December 2017 to present, (2) USCF SummerHaven SHPEN Index Fund also from December 2017 to present, and (3) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 60, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 61, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 73, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 55, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 62, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in the Funds. Ray W. Allen and Andrew F Ngim make trading and investment decisions for the Funds. Ray W. Allen and Andrew F Ngim execute trades on behalf of the Funds. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Mr. John P. Love, who also serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of each Trust Series’ independent auditors and the oversight of each Trust Series’ financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and the Trust Series’ customers, employees, suppliers and the communities impacted by each Trust Series. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to the Trust Series’ Corporate Governance Policy.

The Board believes that Mr. Love is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF as the President and CEO of USCF. Because of his background, he is most capable of effectively leading discussions and execution of new strategic objectives while facilitating information flow between USCF and the full Board, including the independent directors, which is essential to effective governance. The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, the Trust Series and the Related Public Funds. USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Love brings company-specific and industry-specific experience and expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of a Trust Series’ shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of a Trust Series’ shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of a Trust Series. To each Trust Series’ knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2019 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

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

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2019, by the directors of USCF. Each of USOU and USOD’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2019 was $— and $—, respectively.

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

Director Independence

In February 2019, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, the Trust Series or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to USOU by its independent auditors for the last fiscal year is as follows:

	2019	2018
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

The fees for services billed to USOD by its independent auditors for the last fiscal year is as follows:

	2019	2018
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 73.

2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

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

Date: March 16, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 16, 2020

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 16, 2020
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 16, 2020
John P. Love

/s/ Andrew F Ngim	Management Director	March 16, 2020
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 16, 2020
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 16, 2020
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 16, 2020
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 16, 2020
Malcolm R. Fobes III